Form 10-K405
period 1999-12-31
FOGDOG INC
filed 2000-03-30
CIK 1094323

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[ x ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
      Act of 1934 for the fiscal year ended December 31, 1999

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

Commission file number:

                                 FOGDOG, INC.
            (exact name of registrant as specified in its charter)

                 Delaware                                   77-0388602
      (State or other jurisdiction of          (I.R.S. Employer Identification No.)
      incorporation or organization)

    500 Broadway Street, Redwood City,
                California                                     94063
 (Address of principal executive offices)                   (Zip Code)

                                (650) 980-2500
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

          Securities registered pursuant to Section 12(g) of the Act:
                            Nasdaq National Market
                        Common Stock, $0.001 par value
                               (Title of Class)

   Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]   No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

   The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on March 24, 2000 as reported on the Nasdaq National market, was approximately $74.0 million. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

   The number of outstanding shares of the registrant's Common Stock, par value $.001 per share, was 36,162,000 on March 24, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the definitive proxy statement for Registrant's 2000 Annual Meeting of Stockholders to be held May 25, 2000 are incorporated by reference in Part III of this Form 10-K.

                                    PART 1

Item 1. Business

   The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended regarding Fogdog, Inc (also referred in this Form 10-K as Fogdog Sports) our business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ from those that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by Fogdog Sports in this report and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

   Fogdog Sports is a leading online retailer of sporting goods. We have designed fogdog.com, our online store, to offer an extensive product selection, detailed product information and other value-added services. We believe that we offer the largest selection of sporting goods online, with up to 60,000 distinct stock keeping units representing more than 600 brands in all major sports categories. According to Media Metrix, Inc., our web site received more visits during the fourth quarter of 1999 than any other online retailer focusing exclusively on sporting goods. Fogdog.com features a collection of specialty shops, including soccer, baseball, golf, outdoors, fan/memorabilia and other popular categories, organized to appeal to a broad base of customers from the avid enthusiast to the occasional participant. We provide information and analysis authored by our own experts, helpful shopping services, innovative merchandising and an emphasis on customer service to help customers make more educated purchasing decisions. We offer customers the convenience and flexibility of shopping 24 hours a day, seven days a week, which makes fogdog.com the "anytime, anywhere, sports store." We intend to establish Fogdog as the first global brand for retail sporting goods, and in the process build consumer trust, confidence and loyalty.

Industry Overview

   Electronic Commerce. The Internet is an increasingly significant medium for communication, information exchange and commerce. Forrester Research estimates that online purchases by U.S. consumers will grow from approximately $20 billion in 1999 to $184 billion by 2004, representing a compound annual growth rate of 56%. International Data Corporation estimates that the number of total online purchasers will grow from approximately 31 million in 1998 to 183 million in 2003, representing a compound annual growth rate of 43%. Forrester Research projects that U.S. consumers will purchase $4.2 billion of sporting goods online in 2004. We believe that growth in Internet usage is being fueled primarily by easier and cheaper access to the Internet and improvements in network security, infrastructure and bandwidth. We believe that these trends are also helping to fuel the growth and consumer acceptance of online commerce.

   The Internet provides a number of advantages for online retailers. Because online retailers are not constrained by shelf space or catalog page limitations, they are able to "display" a larger number of products at a lower cost than traditional store-based or catalog retailers. In addition, online retailers can more easily and frequently adjust their featured selections, editorial content and pricing, providing significant merchandising flexibility. Online retailers also benefit from the ability to reach a large group of customers from a central location, and the potential for low-cost customer interaction. Unlike traditional retail channels, online retailers do not have the burdensome costs of managing and maintaining a retail store infrastructure or the significant printing and mailing costs of catalogs. Online retailers also can more easily obtain demographic and behavioral data about customers, increasing their opportunities for targeted marketing and personalized services.

   Traditional Sporting Goods Industry. We believe that the sporting goods industry, which includes apparel, equipment and athletic footwear, is large and growing. According to the Sports Business Research Network, total U.S. retail sales of sporting goods were approximately $77 billion in 1998 and have grown at a 6.8% compound annual rate since 1994. Additionally, according to Sports Trend, a trade publication, in 1998 the top five U.S.-based sporting goods specialty retailers, excluding mass merchandisers, accounted for only $6.6 billion of total industry sales, demonstrating the highly fragmented nature of the sporting goods retail market. According to the Sporting Goods Manufacturers Association, the number of people who actively participate in sports, fitness and outdoor activities grew 19% from 68.5 million in 1987 to
81.6 million in 1996. We believe that the sporting goods industry will continue to benefit from the continued growth in participation and interest in sports, recreation, health, fitness and outdoor activities.

   Limitations of the Traditional Sporting Goods Retail Channel. The traditional sporting goods retail channel is fragmented, including mass merchant retailers and discount stores, regional or national chain stores, local specialty shops and mail order catalogers. Mass merchant retailers and discount stores often offer attractive pricing. However, they typically offer only a limited selection of each brand's products and lack trained, knowledgeable sales people. Local and regional chain stores often have a broader line of branded products, but lack extensive product knowledge at the individual store level. Specialty stores such as golf and ski shops may offer better customer service, but with higher prices and a narrower selection. Mail order catalogers typically focus on one sport category, and are limited by catalog space constraints in offering either extensive selection or in-depth product information. As a result of these factors, we believe that the traditional retail channel for sporting goods fails to satisfy fully consumers' desire for selection, product information, expert advice, personalized service and convenience.

   We believe that, in addition to failing to fully satisfy the needs of the customer, the traditional sporting goods retail channel presents significant limitations for manufacturers. Traditional sporting goods retailers often do not provide manufacturers global distribution or proper and consistent brand merchandising. In addition, traditional sporting goods retailers cannot offer manufacturers unlimited shelf space, full product line presentation with high-quality product information, and extensive customer service with knowledgeable salespersons. Similarly, traditional retailers offer manufacturers limited flexibility in how a product is sold and presented directly to the consumer.

   Taken together, we believe that these factors serve to make the traditional retail sporting goods experience inefficient and inconvenient for both customers and manufacturers.

The Fogdog Sports Solution

   We have designed our online store to offer an extensive product selection, detailed product information and other value-added services to address the limitations of the traditional sporting goods retail channel for customers and manufacturers. With up to 60,000 distinct stock keeping units representing more than 600 brands, we believe we offer a broader product selection and more sporting goods categories than many of the largest, brick and mortar retailers. Our online store is designed to provide customers with a convenient and enjoyable shopping experience through a collection of specialty shops for popular sporting goods categories. Our exclusive focus on sporting goods and commitment to excellent customer service enable us to effectively address the needs and desires of our customers. In order to further deploy our solution, we have entered into a strategic relationship with Nike which will allow us to offer Nike's generally available product lines, present product information and give us advance availability of mutually agreed upon, newly released Nike products.

   The key components of our solution include:

   Specialty Shops Featuring Extensive Product Selection. We offer a broad range of product lines in a wide variety of sports in order to make Fogdog Sports a "one-stop-shop." Most of our products, representing 30 different sports, are featured in seventeen specialty shops and nine brand concept shops. This presentation gives manufacturers an opportunity to merchandise their entire product lines and maintain brand identity and pricing.

Our specialty shops feature soccer, outdoor, baseball, golf, tennis and racquet sports, football, hockey, fan/memorabilia and other categories and provide useful information and expert advice to help customers make product selections. Each shop offers equipment, apparel and accessories designed to appeal to avid enthusiasts and occasional participants. For example, our soccer shop features soccer cleats, protective equipment, balls, uniforms, shorts, tops, cross training shoes, pants, tights, warm-ups, athletic tape, socks, equipment bags and other goods. Because we believe that our customers tend to participate in several sports, a positive shopping experience in one specialty shop may encourage shopping in our other specialty shops.

   Value-Added Shopping Services. We offer helpful services to assist our customers with their purchasing decisions, including:

  . Detailed Product Information, Guides and Comparison Charts. Fogdog.com features extensive information on products, including product descriptions, high-quality product pictures, technical specifications and the intended product use descriptions. Our web site's technology allows the user to zoom in on selected products to view construction, materials and other product details. We recently added our "360 Info Spin" feature to our web site, allowing consumers to zoom in on and spin a product image to better understand its features and benefits. To further aid consumers in finding the right product for their specific needs, our staff of experts writes product guides which incorporate manufacturers' data and are intended to help consumers learn about various product features, sizing and fit information and other relevant information to know before purchasing. Our experts research the products and summarize the information in easy-to-read comparison charts.

  . Brand Concept Shops. In addition to our specialty shops, we offer brand shops devoted exclusively to selected high-end brands for customers loyal to a particular brand. Created in conjunction with top brand manufacturers, such as Oakley, Pebble Beach, K-Swiss, Callaway and Moving Comfort, these shops surround the customer with in-depth information, broad selection and the "look and feel" consistent with the manufacturers' product merchandising. These shops are accessible from our home page and from our specialty shops.

  . Advice and Product Recommendations by Recognized Sports Experts. We offer information to help customers select the right product for their sports needs. We have a staff of world-class athletes, notable equipment experts and recognized sports journalists who write product articles for the site, respond to customer emails, answer customer service questions and recommend products as "Fogdog Picks," chosen for their features and value. We also host bulletin board sessions in which our expert staff shares ideas with visitors to our web site.

  . Consumer Reviews. To further enhance the site experience and to increase involvement in our online sporting community, we encourage customers to offer their personal reviews of any product available on the site. Our customers review products on a five-star rating scale. We moderate the reviews for appropriate language and user authenticity. To encourage reviews, recent shoppers at fogdog.com receive a follow-up email generally within three weeks after their purchase, which inquires about the overall shopping experience and asks the customer to submit a review of the purchased products. This email also serves as an opportunity for cross selling of additional related products.

  . My Fogdog. To provide a more personalized shopping experience, we have developed an environment for registered users of the site known as "My Fogdog." Every registered user of fogdog.com is greeted by name on the home page and is offered a link into a customized area focusing on the individual's product interests and buying history. This area includes merchandised items that are specific to that individual's interests, targeted promotions and links to our online order history and tracking system which enables customers to check order status and reorder more easily. Registered My Fogdog users are able to receive product offers that are relevant to their sports preferences, check-out faster with "Express Shopper" which stores shipping and credit card information, gain access to special items and promotions and, reorder items easily.

   Convenient Shopping Experience. Our online store provides customers with an easy-to-use web site. Fogdog.com is available 24 hours a day, seven days a week and may be reached from the shopper's home or office. Our online store enables us to deliver a broad selection of products to customers who do not have convenient access to physical stores. Our "Power Search" technology allows customers to locate products more efficiently based on user-defined criteria such as shoe size, gender, product category and manufacturer.

   Commitment to Excellent Customer Service. We emphasize customer service during all phases of the customer's online shopping experience. Our staff includes sports consultants who are hired for their broad knowledge of athletics, sports products and training to assist customers in their purchasing decisions. To ensure that our staff receives ongoing information on product features and functionality, we offer training sessions sponsored by key manufacturers. Our consultants, together with our in-house staff, provide free pre and post-sales support via both email and toll-free telephone service during extended business hours. Once a customer places an order, that customer can view order-tracking information on our web site or contact our customer service department to obtain the status of the order and, when necessary, resolve order and product questions. Furthermore, our web site contains extensive information for first-time and repeat visitors, including helpful hints in searching for, selecting, ordering and returning our products. If the purchased product does not satisfy the customer, we offer an unconditional, 45-day money-back return policy. If customers are unable to find a product, they can submit a form asking the "Fogdog Search Squad" to find it for them. The Fogdog Search Squad are members of our customer service staff who locate and ship hard-to-find products for customers. This service addresses our customers' desire for a single trusted source for sporting goods.

   Network of Fulfillment Partners. We believe the Fogdog Sports solution simplifies the order fulfillment process in the complex and highly fragmented sporting goods industry. We have developed proprietary technologies and implemented a fulfillment system that utilizes two third-party warehouses, distributors, converted catalogers and direct shipping from select manufacturers to support and secure reliable online retailing. We believe that our distribution network provides us with competitive advantages in offering our customers and partners an efficient and cost-effective order fulfillment solution. The use of this network is transparent to the customer and allows us to effectively manage the distribution process and deliver products to the customer in Fogdog Sports packaging.

Growth Strategy

   The Fogdog Sports vision is to reinvent the sporting goods industry by providing customers with a new value proposition of selection, information and service. Our goal is to be the world's leading sporting goods retailer. Key elements of our growth strategy are to:

   Build Brand Recognition. We intend to establish the Fogdog brand as the first global brand for retail sporting goods and in the process build consumer trust, confidence and loyalty. We believe that through a compelling shopping experience and aggressive advertising and promotional activities, we can continue to build awareness for Fogdog. We are targeting a broad base of customers who are passionate about their sports, from the avid enthusiast to the occasional participant. A compelling site experience reinforces the brand promise that fogdog.com is the "ultimate sports store" and "your anytime, anywhere sports store." We use a combination of traditional and online marketing strategies to maximize our brand recognition:

  . Television, Radio, Print and Outdoor Advertising. We intend to continue to use a mix of traditional media to build awareness for the Fogdog brand, relying primarily on cable and broadcast TV. We plan to focus our TV advertising on high-profile, national cable and broadcast television networks to associate Fogdog Sports with the active sporting lifestyle. In addition, we intend to continue to use radio, print and outdoor advertising to reach potential customers, particularly in markets with high Internet use.

  . Online Advertising. We intend to continue to establish relationships with major online services and Internet shopping portals to target active online sporting goods shoppers. For example, we have entered into a marketing agreement with America Online, and we also have agreements with WebTV

     Networks, Inc., GO Network, mySimon Inc., GoTo.com and Women.com for prominent positioning in their online shopping areas. We advertise on these sites as well as sites of other major online portals, including Excite and Yahoo! with over 10,000 Fogdog products available through the Yahoo! shopping area. We intend to continue to maintain high visibility on major web sites and portals.

  . Affiliate Network. We have agreements with numerous web sites which we refer to as "affiliates." Our goal is to make our affiliates program one of the largest among major online retail web sites. Affiliates direct traffic to our web site, and we offer affiliates a commission on resulting sales. We intend to expand our affiliates program to continue to draw customers to our web site.

  . Promotions, Events and Sponsorships. In addition to promotions designed to increase awareness and trial of Fogdog, drive traffic to the site and increase names for Fogdog's database, Fogdog sponsorship of key sports events is an important marketing strategy we are utilizing to increase awareness and trial of Fogdog. In 2000, Fogdog will sponsor such high profile, national sporting events such as the Hi-Tec Adventure Racing Series, Let-It-Fly Flag Football, and The Fogdog 24 Hour Adventure Race. We intend to continue to expand our sponsorship programs in order to build credibility with and recognition by athletes.

  . Promote Repeat Purchases. We are focused on promoting customer loyalty and building relationships with our customers to drive repeat sales. To accomplish this strategy, we strive to provide quality customer service seven days per week, ship products promptly and for a low cost and provide an easy-to-shop online retail environment. We also employ technology which targets returning customers and makes specific offers to them based on the customers' purchase history, sports preferences and shopping behavior. We intend to continue to build features that will enhance loyalty, provide offerings unique to each individual customer and continually strive to enhance our customer service. In addition, we intend to expand our direct, online marketing by delivering meaningful information and special offers to our customers.

   Expand Specialty Shops. We have created a collection of specialty shops within our online store, and we intend to provide additional shops organized by sport or brand. We have opened 2 specialty shops of the 5 to 10 we anticipate opening during this twelve month period. We design these shops to be destination sites for sports enthusiasts by including top branded products, extensive product information and superior customer service. We intend to further enhance our specialty shops by offering the best of a traditional offline specialty shop in service and information along with the best product selection for all sports across top brands.

   Maximize Product Selection and Fulfillment Capabilities. We intend to employ a three-part strategy so that we can sell and deliver the broadest possible array of top branded products to our customers. We believe that our focus on product availability and use of multiple fulfillment partners and channels will enable us to increase our margins while serving a rapidly expanding customer base. Our strategy is to:

  . Expand Fulfillment Network. We plan to augment our network of partners that manage inventory, shipping, warehousing and general purchasing, as well as our relationships with manufacturers that ship directly to customers. We believe the strength of our fulfillment network provides a competitive advantage by increasing product availability without exposing us to all of the inventory risk of a traditional retailer.

  . Extend Brand Relationships. We currently buy products directly from numerous sporting goods manufacturers with well-known consumer brands. We intend to continue to develop relationships with top brand manufacturers to secure the highest level of premium product inventory available. We also plan to continuously improve our relationships and the efficiency of our interactions with these key vendors by incorporating brand and product information into our site, and by featuring certain brands within brand concept shops. Our strategic relationship with Nike will give us access to all Nike brands including Jordan, Bauer, Nike ACG, Nike Golf and Nike Team Sports.

  . Augment Distribution Technology and Expertise. We have developed a broad range of technologies to integrate our web site and other systems directly with the systems of our fulfillment partners. We plan to leverage and expand our technical expertise to increase this integration. We also have built and will continue to enhance a team devoted to executing our warehousing, inventory management, buying and merchandising activities to ensure superior product selection.

   Enhance and Form Strategic Relationships. We have agreements with Nike, America Online and Keystone Fulfillment. We intend to leverage our agreements in order to provide us with competitive advantages in merchandising, marketing and distributing our products. For example, we believe our agreement with Nike will allow us to offer the broadest possible product selection of the leading sporting goods brand. Under the agreement, we have access to Nike's generally available product lines and advance product availability for mutually agreed upon, newly released products. In addition, we intend to leverage our agreements with major online services and Internet shopping portals such as AOL to provide us with key positioning in online sporting goods shopping areas. We intend to augment our distribution capabilities through agreements with third parties, such as our agreement with Keystone Fulfillment, which provides outsourced inventory management, warehousing and shipping services. We intend to continue to pursue similar arrangements, which may include written agreements, partnerships or other arrangements that allow us to further develop our business.

   Expand Internationally. Although to date we have focused on the United States, we believe that growth in sales of sporting goods outside of the United States will represent additional market opportunities for us. To take advantage of these opportunities, we intend to replicate our business model and build our brand name in selected international markets with appropriate demographics and market characteristics. For example, we have opened an office in London to serve as a launching point for our European operations.

The Fogdog Sports Store

   We designed our online retail store to be a destination site for sports enthusiasts from the avid enthusiast to the occasional participant. We believe our online store is well organized, attractive and easy to use, and offers customers an enjoyable shopping experience. The look and feel of our web site is action-oriented, and navigation is user-friendly and consistent throughout. All of our product pages are "three clicks" from our home page, allowing customers to find and purchase products easily. A consumer shopping on our web site can, in addition to ordering products, browse the different specialty shops, conduct targeted searches by product or brand, view recommended products, participate in promotions and check order status.

Specialty Shops

   We categorize many of our products into different specialty shops, including soccer, baseball, golf, outdoor, and others. Within each shop, products are organized by brand, such as Nike and Callaway, by department, such as footwear, apparel and equipment, and by our recommendations, which we call "bestsellers" and "Fogdog Picks." Each shop has helpful product information and many feature tips from a site expert with extensive knowledge about the right gear for specific sports. The following is a summary of our largest specialty shops:

   Soccer. We offer an extensive selection of soccer footwear, apparel, and equipment, with key brands such as Kappa, Nike, Puma and Umbro. Our soccer shop includes a Power Search feature, which allows customers to search all soccer products for available in-stock merchandise in their size. Our on-site expert provides advice on soccer cleat selection and evaluates equipment. The soccer shop features a footwear comparison chart as well as a technology report with information on the way different manufacturers design their cleats, along with a special section on "What the Pros Wear," where customers can click directly to purchase products worn by professional athletes.

   Outdoor. The outdoor shop features an extensive selection of products for hiking, backpacking, mountaineering, adventure travel and other outdoor activities from manufacturers such as Vasque, Merrell, Hi-Tec, Nike ACG, Marmot, Gregory and Sierra Designs. Our outdoor shop expert provides helpful information in areas such as camping and backpacking to make sure the customer experience is the best possible, as well as providing detailed product descriptions. We also feature a bulletin board service where customers can post questions about products and sports activities. We offer an extensive product information resource online, with comparison charts for items such as backpacks, tents and sleeping bags.

   Baseball. We believe that we offer the largest selection of baseball equipment available on the Internet. We also provide a comprehensive selection of apparel and footwear, including such key brands as Easton, Louisville Slugger, Mizuno, Nike, Rawlings and Wilson. In our baseball shop, customers can use a bat configurator that takes input on the individual's height, weight and league type and chooses an appropriate selection of product. This shop will have regular equipment reviews by our staff journalists.

   Golf. The golf shop offers golf equipment, apparel and footwear including brands such as Adams, Callaway, Nike Golf, Orlimar, Spalding and Maxfli. This shop features a Callaway brand golf shop, with information on how to select Callaway clubs, what they are made of and how they are designed. We worked closely with Callaway to develop the content of this area and the shop offers the entire line of Callaway products. The golf shop also includes an area called "What's in the Bag," which shows what professional golfers carry on the course.

   Hockey. Our hockey shop features equipment to outfit players of all skill levels from the novice to the expert in ice and roller hockey. We offer products from leading brands such as CCM, Bauer, Jofa and Koho.

   Snowboard. We believe that our snowboard shop is one of the most complete snowboard stores online today with manufacturers including Santa Cruz, Ride, Switch, Flow and Westbeach. The shop also features expert advice on carving and equipment selection.

   Tennis & Racquet Sports. The tennis and racquet shop includes a wide selection of tennis equipment, footwear and apparel from top manufacturers such as Head, Penn, Pro Kennex and Wilson. The tennis racquet shop also offers a racquet configurator which gives customers the ability to customize their racquets with their desired grip, string and stringing tension, which generally ship the same day the order is placed.

   Football. The football shop serves a range of players from the recreational, weekend participant to the serious league player. We offer the merchandise necessary to outfit a player and/or team including pads, helmets, guards and braces, from leading manufacturers such as Bike, Nike, Pony, Rawlings and Wilson.

   Fan/Memorabilia. Our fan and memorabilia shop is designed to outfit fans with apparel and souvenirs from their favorite teams and players. We help fans of a specific team or player find the favorite products that show how they support their teams. The shop includes products licensed from the National Football League, Major League Baseball, the National Basketball Association, the National Hockey League, the National Collegiate Athletic Association and international soccer teams. The shop also carries vintage era replicas and other related sports memorabilia such as autographed photos. Our fan shop offers many brands including Champion, Majestic, Nike Team Sports, Russell, CCM, Bulova and Riddell.

   Fitness & Health. Our fitness and health shop is an extensive collection of products and content associated with general fitness. Our fitness shop offers Reebok, Nike, Danskin, Thorlo, Tanita, Horizon Fitness, Linex, Avia, Champion, Fitness Quest, Harbinger, Hind and Moving Comfort. The shop features advice on exercise, apparel selection and nutrition tips.

   Group Sales. We believe that Fogdog Sports is the first and currently the only online retailer to offer custom uniforms and volume discounts for teams. Our group sales shop enables the team buyer to design custom uniforms and place the entire order online. We feature a large in-stock selection of uniforms, and we are able to ship most orders the same day, with a five to seven day turnaround for custom orders as compared to three to four weeks for most traditional team dealers.

Shopping At Our Store

   Customers navigate our online store through our simple, intuitive and easy-to-use web site. Our goal is to make the shopping process as easy as possible for customers. Users accessing our online store generally fall into two categories: individuals who want to purchase a particular product immediately in a highly convenient manner, and individuals who browse the store, seeking an entertaining and informative shopping experience. We designed our online store to satisfy both types of users in a simple, intuitive fashion.

   Browsing and Comparing. Our web site offers visitors a variety of highlighted subject areas and special features arranged in a simple, easy-to-use format intended to enhance product search, selection and discovery. By clicking on the permanently displayed specialty shop names, the consumer moves directly to the home page of the desired shop and can quickly view promotions and featured products. On our web site customers can find detailed product information, including expert reviews of a product, how to use the product and how to care for it. Customers can use a quick keyword search or search by brand in order to locate a specific product. They can also execute more sophisticated searches based on pre-selected criteria depending upon the department. In addition, customers can browse our online store by linking to specially designed pages dedicated to products from key national and specialty brands. We provide product information in tabular form across brands and stock keeping units for easy comparison of features and benefits.

   Customization and Personalization. We use configurators which we call the "Fogdog Fetch" to identify merchandise unique to a customer's sport requirements and interests. We also cross-sell merchandise to customers based on what they have identified as their sport preferences in My Fogdog, what they have added to their shopping basket during the checkout process and what they have purchased. Our Fogdog Power Search tool also enables customers to search for products in some of our shops based on size and brand preferences.

   Selecting a Product and Checking Out. To purchase products, customers simply click on the "add to basket" button to add products to their virtual shopping cart. Customers can add and subtract products from their shopping cart as they browse around our store prior to making a final purchase decision, just as in a traditional store. Our web site is updated through the direct uploading of supply information from distributors to remove products that are out of stock. To execute orders, customers click on the "checkout" button and, depending upon whether the customer has previously shopped with us, are prompted to supply shipping details online. We also offer customers a variety of shipping options during the checkout process. Prior to finalizing an order by clicking the "submit order" button, customers are shown their total charges along with the various options chosen at which point customers still have the ability to change their order or cancel it entirely.

   Paying. To pay for orders, a customer must use a gift certificate or credit card, which is authorized during the checkout process, but which is charged when the product is shipped. Our web site uses a security technology that works with the most common Internet browsers. Our system automatically confirms receipt of each order via email within minutes and notifies the customer when the order is shipped, typically within one to two business days for in-stock items. We also offer our customers an unconditional, 45-day money-back return policy. Repeat customers can use an "Express Checkout" feature in which customer data and payment information is automatically entered into our system.

   Getting Help. From every page of our web site, a customer can click on a "help" button to go to our customer service area. The customer service area of our web site contains extensive information for first-time and repeat visitors. In this area, we assist customers in searching for, shopping for, ordering and returning our products as well as provide information on our low price guarantee, shipping charges and other policies. In addition, we provide customers with answers to the most frequently asked questions and encourage our visitors to send us feedback and suggestions via email. Furthermore, customer service agents are available to answer questions about products and the shopping process during extended business hours via our toll-free number, which is displayed in the customer service area of our web site.

   Promotional Area. Through our promotional area, which is located on the Fogdog Sports home page, we offer products that tie into recent sporting events or seasonal themes. For example, we offered soccer jerseys and equipment following the Women's World Cup, golf equipment and apparel to tie into the U.S. Open, and backpacks in time for back to school. Customers can also purchase gift certificates from us in any denomination. We keep each customer's gift certificate balance on record on the site.

Marketing

   We have implemented an aggressive advertising and marketing campaign to increase awareness of the Fogdog brand. We plan to acquire new customers through multiple channels, including traditional and online advertising, direct marketing and expansion and strengthening of our strategic relationships. Our marketing strategy is designed to:

  .  build global brand recognition;

  . differentiate and build a unique positioning for Fogdog Sports in the marketplace;

  .  increase consumer traffic to our web site;

  .  acquire new customers;

  .  build strong customer loyalty;

  .  emphasize a one-on-one relationship with our customers;

  .  maximize repeat purchases; and

  .  develop additional ways to increase our net sales.

   Positioning and Branding Strategy. We aggressively seek to brand the Fogdog online experience at every customer touch point, including advertising, promotions, site experience, packaging and delivery. We seek to position Fogdog Sports as the trusted online sports store built for people who "live to play sports" with a selection of top brands, information and expertise. We target a broad range of customers in active lifestyle households. Our primary demographic focus is on active sports participants, male and female.

   Advertising Mix. To build brand awareness, the primary elements of our marketing mix include cable and network television, broad reach online services, such as AOL, and Web shopping portals. We also employ targeted radio, print and outdoor media campaigns in specific markets during key sporting goods shopping seasons. We believe that through a sustained national TV campaign, we can drive consistent growth in awareness, and reach a broad audience of active sports participants with high-impact creative advertising. Our TV media plan includes advertising during major cable and network sports programming and events. We have also secured agreements with leading shopping portals, with positioning in sporting goods shopping areas. For example, under our agreement with AOL, we are a "Shopping Anchor" in two of the four AOL sports shopping areas. We also have agreements with WebTV, GO Network, Excite and mySimon for prominent positioning in their online shopping areas. In addition, we advertise on Yahoo! with over 10,000 Fogdog products available through the Yahoo! shopping area.

   Under our contracts with Internet portals and online service providers, we typically pay a fixed dollar amount in exchange for placement of an enlarged icon in high traffic areas of their sites. These agreements are generally for a fixed term of one to two years. For example, under our agreement with AOL, we have an "anchor" position providing prominent placement in the camping and outdoor fitness and sports sections of AOL Shopping through mid 2001. AOL guarantees a minimum number of user impressions of our material through AOL's online service or AOL.com.

   Affiliate Network. Our goal is to create and maintain one of the leading affiliate programs on the Web, extending the reach of our brand and drawing customers from a variety of sports and general content sites. Our program provides a low-cost means of acquiring customers by providing a sales commission of between 10% and 20% to affiliate partners.

   Promotions, Events and Sponsorships. We sponsor multiple events to build credibility with and recognition by athletes and sports enthusiasts, including the Hi-Tec Adventure Racing Series, an 8-city series that features teams of three trail running, mountain biking and kayaking; Let it Fly Flag Football, the largest grassroots flag football tournament in the U.S. traveling to 18 cities and attracted more than 50,000 participants and The Fogdog 24 Hour Adventure Challenge. We recently sponsored the "Big League Challenge" homerun hitting contest in conjunction with the Major League Baseball Players' Association. The contest, to be televised on ESPN in March, featured many of Major League Baseball's most prolific and well known home run hitters.

   Loyalty, Retention and Personalization. We believe that we are building a loyal base of customers through a total shopping experience which emphasizes customer service and marketing incentive programs. For example, we communicate with prospective customers through email campaigns and with customers through follow-up emails. In addition, through My Fogdog, we collect relevant information from registered customers that allow us to market more specifically to each customer's interest. Each registered member of My Fogdog has access to special product offerings, promotions and targeted offers, which we believe helps build loyalty.

Distribution Strategy and Operations

   Our strategy for delivering our products to our customers is to focus on obtaining products through authorized distribution channels while maximizing customer selection and product availability. Inventory available to us is either reserved for our customers, shared with other partners or purchased for our account. Our shared and reserved inventory partners include distributors, manufacturers and catalogers who purchase and inventory products and then make products available for sale on our web site. These partners ship products directly to our customers using our packaging and shipping materials, so that customers only interact with the Fogdog brand throughout the order and delivery process. Our purchased inventory is held at two third-party distribution centers for processing, packaging and shipment to customers. The shipment of products directly from our distributors, manufacturers and catalogers to our customers reduces the level of inventory we are required to carry. We handle all merchandise returns ourselves to ensure customer satisfaction. We are currently evaluating various alternatives to expand the capacity of our distribution system.

   We use technology to optimize the exchange of information between Fogdog, our third party distribution centers and our distribution partners, so that we can properly set customer expectations about product availability and delivery dates. Our distribution, engineering and logistics teams work with our partners and third-party warehouses to manage and monitor order accuracy, fulfillment rate, shipment speed, and overall delivery reliability and timeliness. We measure performance through daily reports, frequent on-site visits with partners and our warehouses and quarterly reviews.

Merchandising

   Merchandising. Our merchandising strategy is to provide a broad assortment of quality equipment, athletic footwear and apparel at prices that meet those of leading sporting goods retailers. Our web site, particularly in our specialty and brand shops, offers a core selection of brand name merchandise complemented by a selection of accessories and related products designed to enable enthusiasts to have a quality shopping experience. Our leading product category is sporting equipment, followed by apparel and athletic footwear. No single product category accounts for more than 50% of sales.

   Brand Name Merchandise. We emphasize quality brand name merchandise. We believe that the breadth of our brand name merchandise selection generally exceeds the merchandise selection carried by traditional, store-based competitors. Many of these branded products are technical and our customers benefit from extensive product information and sales assistance. We work with manufacturers to obtain product information and educate the sports consultants we keep on staff on the latest features and trends.

   Strategic Relationship with Nike. Our relationship with Nike provides us with an extensive selection of high quality branded products. Under the terms of our agreement, Nike will not sell its products to any other retailer that sells only on the Internet, except for entities affiliated with Nike customers that derive the majority of their revenue from traditional retail stores or entities that serve as web sales outsourcing providers for these Nike customers, through March 2000. After that date, Nike can and may choose to supply products to other Internet-only retailers in competition with us. In addition, we have access to all of Nike's generally available product lines, including Jordan, Bauer, Nike ACG, Nike Golf and Nike Team Sports. Our agreement also allows us advance availability on mutually agreed upon products included in Nike's generally available product line and the right to return a percentage of some product lines to Nike for a full refund. Under the agreement, Nike and its affiliates are not legally obligated to sell us any quantity of product or deliver on any particular schedule.

   Purchasing. Our general managers and merchandise buyers analyze current sporting goods trends by maintaining close relationships with our manufacturers, monitoring sales at competing stores, studying specialized data about traffic to our web site and reviewing industry trade publications.

Customer Service

   We believe that a high level of customer service and support is critical to retaining and expanding our customer base. First, our web site is designed to help answer many questions customers might have in selecting products. Our customer service representatives are available seven days a week to provide assistance via email or telephone. We strive to answer all customer inquiries within 24 hours. Sports consultants on our customer service team are hired for their extensive knowledge and background in athletics and sporting goods. Their backgrounds include experience as athletes, coaches and working for sporting goods manufacturers and retailers. The combination of specific sport and category understanding, knowledge of products and their use, and technical capabilities enable them to guide our customers in making an informed product selection. Our sports consultants also handle questions about orders, assist customers in finding desired products and register customers' credit card information over the telephone. We generally allow returns for any reason within 45 days of the sale for a full refund. Further, if a customer cannot find a product on our site, we provide the Fogdog Search Squad, which helps locate products primarily through our existing distribution channels. Our web site also contains a customer service page that outlines store policies and provides answers to frequently asked questions.

Technology

   We have implemented a broad array of web site management, search, customer interaction, distribution services and systems that we use to process customers' orders and payments. These services and systems use a combination of our own technologies and commercially available, licensed technologies and are designed to be easily expanded to grow with our business. The systems that we use to process customers' orders and payments are integrated with our financial systems. We use a set of applications for:

  .  generating and running our web site;

  .  managing product data, including product details, inventory and pricing;

  .  accepting and validating customer orders;

  .  organizing, placing and managing orders with suppliers and partners; and

  .  capturing and analyzing customer information and trends.

   Our systems are based on commercially available software and industry standard protocols and have been designed to reduce downtime in the event of outages or catastrophic occurrences. Our system hardware is hosted at a third-party data center in Mountain View, California, which provides redundant communications lines and emergency power backup. We have implemented load balancing systems and our own redundant servers to provide for fault tolerance. System security is managed by both internal staff as well as by security staff at our third-party data center.

Government Regulation

   We are not currently subject to direct federal, state or local regulation other than regulations applicable to businesses generally or directly applicable to retailing or electronic commerce. However, as the Internet becomes increasingly popular, it is possible that a number of laws and regulations may be adopted with respect to the Internet. These laws may cover issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Furthermore, the growth of electronic commerce may prompt calls for more stringent consumer protection laws. Several states have proposed legislation to limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission has also initiated action against at least one online service regarding the manner in which personal information is collected from users and provided to third parties and has proposed regulations restricting the collection and use of information from minors online. We do not currently provide individual personal information regarding our users to third parties and we currently do not identify registered users by age. However, the adoption of additional privacy or consumer protection laws could create uncertainty in Web usage and reduce the demand for our products and services or require us to redesign our web site.

   We are not certain how our business may be affected by the application of existing laws governing issues such as property ownership, copyrights, encryption and other intellectual property issues, taxation, libel, obscenity, qualification to do business and export or import matters. The vast majority of these laws were adopted prior to the advent of the Internet. As a result, they do not contemplate or address the unique issues of the Internet and related technologies. Changes in laws intended to address these issues could create uncertainty in the Internet marketplace. This uncertainty could reduce demand for our services or increase the cost of doing business as a result of litigation costs or increased service delivery costs.

Intellectual Property

   We rely on various intellectual property laws and contractual restrictions to protect our proprietary rights in services and technology. These include confidentiality, invention assignment and nondisclosure agreements with employees, contractors, suppliers and strategic partners. Despite these precautions, it may be possible for a third-party to copy or otherwise obtain and use our intellectual property without our authorization. In addition, we pursue the registration of our trademarks and service marks in the U.S. and internationally. However, effective intellectual property protection may not be available in every country in which our services are made available online. Our trademarks and service marks include Fogdog, Fogdog with the accompanying design and the Fogdog logo.

   We rely on technologies that we license from third parties. These licenses may not continue to be available to us on commercially reasonable terms in the future. As a result, we may be required to obtain substitute technology of lower quality or at greater cost, which could materially adversely affect our business, results of operations and financial condition.

   We do not believe that our technologies infringe the proprietary rights of third parties. However, third parties have in the past and may in the future claim that our business or technologies infringe their rights. From time to time, we have received notices from third parties questioning our right to present specific images or mention athletes' names on our Web site, or stating that we have infringed their trademarks or copyrights. For example, in June 1999 we received a letter from a third party stating his belief that our Internet marketing activities infringe a patent for a home shopping device, and inviting us to license this technology. Also, in October 1999 we received a letter from a third party alleging that our use of the trademark "Fogdog" and the domain name for our web site fogdog.com, infringed a registered trademark licensed by this third party, and further alleging unfair competition under state and federal trademark law. Recently, in January 2000, we received a letter from a third party stating his belief that our Web site induces infringement by others of a patent for a remote query communication system, and inviting us to license this technology. We expect that participants in our markets will be increasingly subject to infringement claims as the number of services and competitors in our industry segment grows. Any such claim, with or without merit, could be time-consuming, result in costly litigation, cause service upgrade delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements might not be available on terms acceptable to us or at all. As a result, any such claim of infringement against us could have a material adverse effect upon our business, results of operations and financial condition.

Competition

   The online commerce market is new, rapidly evolving and intensely competitive. We expect competition to intensify in the future. Our primary competitors are currently traditional national chain retailers of sporting goods, including Venator Group, which operates Footlocker stores and Champs, national chain retailers of outdoor equipment, such as REI, and national chain retailers of athletic footwear, such as Footstar Inc. For example, MVP.com recently launched as a new Internet sporting goods retailer. MVP.com is backed by celebrity former professional athletes John Elway, Wayne Gretsky and Michael Jordan, financed by well known venture capital firms and affiliated with a brick and mortar sporting goods retailer. We also compete against traditional regional chain retailers of sporting goods, such as The Sports Authority, Dick's Sporting Goods and Galyan's. Our competitors also include major discount retailers, such as Wal-Mart, Kmart and Target, catalog retailers and numerous local sporting goods or outdoor activities stores. In addition to traditional store-based retailers, we compete with numerous online retailers. Online retailers that we compete with include the online efforts of traditional retailers such as Dick's, Copeland's and REI and manufacturers of sporting goods that currently sell some of their products directly online, such as K-Swiss and Patagonia. The Sports Authority, The Athlete's Foot, MC Sports and Sport Chalet have also announced the formation of an online joint venture which we expect to compete with in the future. In addition, we compete against Internet portal sites and online service providers that either offer or feature shopping services, such as AOL, Yahoo!, Excite@Home, GO Network and Lycos. We also compete against other online retailers that include sporting goods as part of their product lines, such as Buy.com, Onsale and Value America. In addition, sports-oriented web sites such as ESPN.com and CBS Sportsline offer sporting goods and fan memorabilia over the Web, and we expect greater competition from these web sites in the future. Finally, we compete with other retailers selling sporting goods exclusively online, such as MVP.com, many of which sell products in only one or a few sports categories.

   We believe that we compete primarily on the basis of recognition of the brands we offer on our web site, the breadth of our product offerings, the amount of product information provided to customers, convenience of the shopping experience and price. Particularly with online retailers, we compete on the basis of speed and accessibility of our web site, quality of site content, customer service and reliability and speed of order shipment. Although we believe we compete favorably with both traditional, store-based retailers and our online competitors, our market is relatively new and is evolving rapidly. We may not be able to maintain our competitive position against current and potential competitors, especially those with significantly greater financial, marketing, service, support, technical and other resources.

   Many of our competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and more traffic to their web sites. In addition, many of our competitors have well-established relationships with manufacturers and more extensive knowledge about our industry. It is possible that new competitors or alliances among competitors will emerge in the future.

Employees

   As of December 31, 1999, we had 137 full-time employees. None of our employees is represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.

Item 2. Properties

   Our corporate offices are located in Redwood City, California, where we lease 32,000 square feet under a lease that expires in July 2004. We believe our existing facilities are adequate to meet our needs for at least the next 12 months.

   We also maintain the lease on our previous corporate offices in San Jose, California, comprising approximately 8000 square feet through March, 2001. This property is subleased to another entity for the duration of our existing lease.

   Commercial building vacancy rates are very low in the market where Fogdog has its principal place of business. Competition for present and future available commercial space is intense, resulting in upward pressure on lease rates and less desirable terms to tenants. As a result, we could experience difficulty in obtaining additional space for expansion, or in obtaining such space on favorable terms. Failure to obtain space or to obtain it on reasonably attractive commercial terms may inhibit our ability to grow, or otherwise adversely effect our operations and financial results.

Item 3. Legal Proceedings

   None.

Item 4. Submission of Matters to a Vote of Security Holders

   By action by written consent of the majority of shareholders of Fogdog on November 19, 1999, the holders of 25,400,392 shares of outstanding capital stock approved the following actions: (i) the reincorporation in the State of Delaware by creating a wholly owned subsidiary under the laws of the State of Delaware to acquire all of the assets and assume all of the liabilities of Fogdog pursuant to a statutory merger; (ii) the amendment to the Amended and Restated Certificate of Incorporation, effecting a two-for-three reverse stock split; (iii) the adoption of the 1999 Stock Incentive Plan; (iv) the adoption of the 1999 Employee Stock Purchase Plan; (v) an indemnification agreement for Fogdog's current and future officers and directors; and (vi) the public company Certificate of Incorporation and Bylaws to be filed or adopted as applicable, at the closing of the initial public offering.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

   Our Common Stock is traded over-the-counter on the Nasdaq National market under the symbol FOGD. In December 1999, we completed our initial public offering of 6,000,000 shares of common stock at an initial offering price of $11.00 per share. In January 2000, the underwriters exercised their over-allotment and sold 425,000 shares on the public market at a price of $11.00 per share.

   The following table lists the high and low sales price for the period from initial public offering to fourth quarter end (December 31, 1999)

                                                                     High   Low
                                                                    ------ -----
December 9 through December 31, 1999............................... $14.63 $8.56

   The trading price of our Common Stock is subject to wide fluctuations in response to quarterly variations in operating results, announcements of new brands, concept shops, and other announcements by us or our competitors, announcements of technological innovations, as well as other events or factors. In addition, the stock market has from time to time experienced extreme price and volume fluctuations which have particularly affected the market price of many high technology companies and which often have been unrelated to the operating performance of these companies. These broad market fluctuations may adversely effect the market price of our Common Stock.

   At March 24, 2000, the approximate number of common stockholders of record was 306.

   We have never paid any cash dividends on our capital stock and do not expect to pay any such dividends in the foreseeable future. In addition, an existing bank credit agreement currently restricts our ability to pay cash dividends without the bank's consent.

   Use of Proceeds from Sales of Registered Securities. The managing underwriters in our initial public offering were Credit Suisse First Boston Corporation, J.P. Morgan and Co., Thomas Weisel Partners and Warburg Dillon Read. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 that was declared effective by the SEC on December 8, 1999. The offering commenced on December 9, 1999 after all 6,000,000 shares of common stock registered under the registration statement were sold at a price of $11.00 per share. The aggregate price of the offering amount registered was $66,000,000. The underwriters exercised their over allotment of 425,000 shares at $11.00 in January 2000. In connection with the offering and exercise of the over-allotment, we paid an aggregate of $4.9 million in underwriting discounts and commissions to the underwriters. In addition, the following table sets forth an estimate of all expenses incurred in connection with the offering, other than underwriting discounts and commissions. All amounts shown are estimated except for the registration fees of the SEC and the National Association of Securities Dealers, Inc.

  Nasdaq fees....................................................... $  100,000
  Printing and engraving expenses...................................    356,000
  Legal fees and expenses...........................................    650,000
  Accounting fees and expenses......................................    450,000
  SEC Registration fees.............................................     17,000
  Transfer Agent and Registrar fees.................................      7,000
  Miscellaneous.....................................................     64,000
                                                                     ----------
    Total........................................................... $1,644,000
                                                                     ==========

   After deducting the underwriting discounts and commissions and the estimated offering expenses described above, the Company received net proceeds from the offering of approximately $59.7 million. As of December 31, 1999, Fogdog has used the net proceeds from the offering to invest in short-term and long-term, interest bearing, investment grade securities and has used its existing cash balances to fund the general operations. The proceeds will be used for general corporate purposes, including working capital and product development. A portion of the net proceeds may also be used to acquire or invest in complementary business or products or to obtain the right to use complementary technologies. We have no agreements or commitments with respect to any such acquisition or investments and we are not currently engaged in any material negotiations with respect to any such transaction. None of our net proceeds of the offering were paid directly or indirectly to any of our directors, officers or general partners or their associates, persons owning 10% or more of any class of equity securities, or affiliates.

Item 6. SELECTED FINANCIAL DATA

                                           Years Ended December 31,
                                    ------------------------------------------
                                      1999     1998     1997     1996    1995
                                    --------  -------  -------  ------  ------
                                    (in thousands, except per share data)
Consolidated Statement of
 Operations Data:
Net revenues:
  Merchandise...................... $  6,988  $   195  $   --   $  --   $  --
  Commission.......................       35      123       11     --      --
  Web development..................      --       447    1,030     677     213
                                    --------  -------  -------  ------  ------
    Total net revenues.............    7,023      765    1,041     677     213
                                    --------  -------  -------  ------  ------
Cost of revenues:
  Merchandise......................    6,374      157      --      --      --
  Commission.......................      --        19      --      --      --
  Web development..................      --        99      156      90      84
                                    --------  -------  -------  ------  ------
    Total cost of revenues.........    6,374      275      156      90      84
                                    --------  -------  -------  ------  ------
Gross profit.......................      649      490      885     587     129
                                    --------  -------  -------  ------  ------
Operating expenses:
  Marketing and sales..............   21,450    2,399    1,285     686      65
  Technology and content...........    3,448    1,318      259     119      15
  General and administrative.......    2,052      705      378     248      87
  Amortization of intangible
   assets..........................      473      --       --      --      --
  Amortization of stock-based
   compensation....................    3,424      243      --      --      --
                                    --------  -------  -------  ------  ------
    Total operating expenses.......   30,847    4,665    1,922   1,053     167
                                    --------  -------  -------  ------  ------
Operating loss.....................  (30,198)  (4,175)  (1,037)   (466)    (38)
Interest income (expense), net.....      585       29       (8)     (3)     (6)
Other income.......................      --        26      --      --      --
                                    --------  -------  -------  ------  ------
Net loss...........................  (29,613)  (4,120)  (1,045)   (469)    (44)
Deemed preferred stock dividend....  (12,918)     --       --      --      --
                                    --------  -------  -------  ------  ------
Net loss available to common
 stockholders...................... $(42,531) $(4,120) $(1,045) $ (469) $  (44)
                                    ========  =======  =======  ======  ======
Basic and diluted net loss per
 share available to common
 stockholders...................... $  (5.95) $ (0.95) $ (0.23) $(0.13) $(0.01)
                                    ========  =======  =======  ======  ======
Basic and diluted weighted average
 shares used in computation of net
 loss per share available to common
 stockholders......................    7,148    4,323    4,544   3,631   3,105
                                    ========  =======  =======  ======  ======

                                                 December 31,
                                    ------------------------------------------
                                      1999     1998     1997     1996    1995
                                    --------  -------  -------  ------  ------
                                                (in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-
 term investments.................. $ 72,901  $ 2,117  $   311  $  471  $   36
Working capital (deficit)..........   68,451      590     (172)    375     (71)
Total assets.......................  108,192    2,840      580     763     144
Long-term liabilities..............      300      189        3      87       8
Total stockholders' equity
 (deficit).........................   98,498      917      (13)    483     (21)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

   We are a leading online retailer of sporting goods. We have designed fogdog.com, our online store, to offer extensive product selection, detailed product information and a personalized shopping experience. We believe that we offer the largest selection of sporting goods online, with up to 60,000 distinct stock keeping units representing more than 600 brands in all major sports categories. Fogdog.com features a collection of specialty shops, including soccer, baseball, golf, outdoors, fan/memorabilia and other popular categories, organized to appeal to a broad base of customers from the avid enthusiast to the occasional participant. Our online store is designed to address the limitations of the traditional sporting goods retail channel for consumers and manufacturers. Most of our products, representing 30 different sports, are featured in seventeen specialty shops and nine brand concept shops. We provide information and analysis authored by experts, helpful shopping services and innovative merchandising. According to Media Metrix, Inc., our web site received more visits during the fourth quarter of 1999 than any other online sporting goods retailer focusing exclusively on sporting goods.

   We derive our revenue from the sale of sporting goods from our web site. Merchandise revenue is recognized when goods are shipped to our customers from manufacturers, distributors or third-party warehouses, which occurs only after credit card authorization. For sales of merchandise, we are responsible for pricing, processing and fulfilling the orders. We process merchandise returns and bear the credit risk for these transactions. We generally allow returns for any reason within 45 days of the sale. Accordingly, we provide for allowances for estimated future returns at the time of shipment based on historical data. Historically, our rate of product returns has ranged between 6% and 8% of total revenues, but our future return rates could differ significantly from our historical averages. Currently, less than 30% of our transactions are shipped from inventory held at third-party warehouses. We expect this percentage to increase in future periods.

   We were incorporated in October 1994. From our inception through July 1998, we were engaged in providing web development and design services to sporting goods manufacturers, trade associations, retailers and other industry members. In July 1997, we launched a web site, "SportSite.com," and established partnerships with sporting goods catalog and distribution companies to process orders, manage inventory and ship goods directly to customers. In the third quarter of 1998, we phased out the design services portion of our business to focus exclusively on online retail. We launched our fogdog.com web site in November 1998; we began to take title to our own merchandise and also to bear customer credit and return risk on a substantial number of our transactions. In April 1999, we began to take title to the merchandise on all transactions processed on our web site.

   In September 1999, we purchased Sports Universe, Inc., and Sports Universe became our wholly owned subsidiary. Sports Universe derives its revenue primarily from the sales of sporting goods from its web site, "sportsuniverse.com." Sports Universe is a Delaware corporation that is based in Austin, Texas and has fewer than 10 full-time employees. In the merger, we exchanged 266,665 shares of our common stock for all outstanding shares of Sports Universe capital stock. The transaction was accounted for using the purchase method. We have recorded goodwill of approximately $2.7 million in connection with the merger, which is being amortized over a two-year period.

   Since we have incurred substantial costs to develop our web site and to recruit, train and compensate personnel for our creative, engineering, sales, marketing, merchandising, customer service and administration departments. As a result, we had an accumulated deficit of $35.4 million. In order to expand our business, we intend to invest heavily in sales, marketing, merchandising, operations, content and additional personnel to support these activities. We therefore expect to continue to incur substantial operating losses for the foreseeable future.

   We had 137 full-time employees as of December 31, 1999 and intend to hire a significant number of employees in the future. This expansion will place significant demands on our management and our operational resources. To manage this rapid growth, we must invest in and implement operational systems, procedures and controls that can be expanded easily. We expect future expansion to continue to challenge our ability to hire, train, manage and retain employees.

Results of Operations

   The following table presents selected financial data for the periods indicated as a percentage of total net revenues.

                                                              Year Ended
                                                             December 31,
                                                            ------------------
                                                            1999   1998   1997
                                                            ----   ----   ----
Net revenues:
  Merchandise..............................................  100%    25%   -- %
  Commission...............................................  --      16      1
  Web development..........................................  --      59     99
                                                            ----   ----   ----
    Total net revenues.....................................  100    100    100
                                                            ----   ----   ----
Cost of revenues:
  Merchandise..............................................   91     21    --
  Commission...............................................  --       2    --
  Web development..........................................  --      13     15
                                                            ----   ----   ----
    Total cost of revenues.................................   91     36     15
                                                            ----   ----   ----
Gross profit...............................................    9     64     85
                                                            ----   ----   ----
Operating expenses:
  Marketing and sales......................................  305    314    123
  Technology and content...................................   49    172     25
  General and administrative...............................   29     92     36
  Amortization of intangible assets........................    7    --     --
  Amortization of stock-based compensation.................   49     32    --
                                                            ----   ----   ----
    Total operating expenses...............................  439    610    184
                                                            ----   ----   ----
Operating loss............................................. (430)  (546)   (99)
Interest income (expense), net.............................    8      4     (1)
Other income...............................................  --       3    --
                                                            ----   ----   ----
  Net loss................................................. (422)% (539)% (100)%
                                                            ====   ====   ====

Years Ended December 31, 1999, 1998 and 1997

 Net Revenues

   Merchandise revenue increased to $7.0 million for the year ended December 31, 1999 from $195,000 for the year ended December 31, 1998, and there was no merchandise revenue for the year ended December 31, 1997. Our merchandise revenue resulted from customer transactions on our fogdog.com web site. In November 1998, we began taking title to our own merchandise and bearing the credit risk on an increasing number of transactions; as a result moved away from the commission structure in 1999. Our merchandise revenue also increased due to an increase in the number of merchandise transactions processed on our web site. Revenue from merchandise shipped outside the United States was approximately 6% of total merchandise revenue for the years ended December 31, 1999 and 1998.

   Commission revenue was $35,000, $123,000 and $11,000 for the years ended December 31, 1999, 1998 and 1997, respectively. The decrease in commission revenue in 1999 was due to the elimination of commission transactions in March 1999. The increase in commission revenue in 1998 was due to an increased number of commission transactions processed on our web site.

   We had no web development revenue for the year ended December 31, 1999 because we terminated our web development services in July 1998. Web development revenue was $447,000 and $1.0 million for the years ended December 31, 1998 and 1997, respectively. The decrease in web development revenue in 1998 compared to 1997 occurred as we shifted our focus from being a web development services provider to an online retailer.

 Cost of Revenues

   Cost of merchandise revenue consists of product costs, shipping and handling costs, credit card processing fees, and in fiscal 1999 included out-bound freight costs and certain promotional expenses. Cost of merchandise revenue was $6.4 million and $157,000 or 91% and 81% of merchandise revenues for the years ended December 31, 1999 and 1998, respectively. We had no cost of merchandise revenue for the years ended December 31, 1997. Cost of revenues increased in total dollars and as a percentage of merchandise revenues in 1999 compared to 1998 as a result of the Company taking title to the merchandise and bearing the credit risk prior to delivery to the customer for the full twelve months compared to the last two months of 1998. We have reclassified out-bound freight and certain promotional expenses totaling $482,000 in cost of merchandise revenue for the year ended December 31, 1999 that were previously recorded in Marketing and Sales Expense in the first three quarters of 1999. These additional costs were not significant in prior years due to the commission structure of our on-line sporting goods business.

   Cost of web development revenue consists of third-party fees and salaries and related costs for site development and maintenance on behalf of clients. Cost of web development revenue was $0, $99,000 and $156,000 for the years ended December 31, 1999, 1998 and 1997, respectively. As a percentage of web development revenue, cost of web development revenue was 0%, 22% and 15% for the years ended December 31, 1999, 1998 and 1997, respectively. The decrease in the cost of web development in dollars in 1999 and 1998 compared to 1997 was due to a reduction of our hosting and maintenance activity as we shifted our focus from being a web development services provider to an online retailer in 1998.

 Marketing and Sales Expenses

   Our marketing and sales expenses consist primarily of advertising expenditures, distribution facility expenses, including equipment and supplies, credit card verification fees and payroll and related expenses for personnel engaged in marketing, merchandising, customer service and distribution activities. Marketing and sales expenses were $21.5 million, $2.4 million and $1.3 million for the years ended December 31, 1999, 1998 and 1997. As a percentage of net revenues, marketing and sales expenses were 305%, 314% and 123% for the years ended December 31, 1999, 1998 and 1997, respectively. The increase in marketing and sales expenses in dollars was attributable to an increase in advertising and merchandising, customer service, distribution, and marketing personnel and related costs as we continued to expand our online store and establish the Fogdog brand. In September 1999, we entered into an agreement with Nike USA, Inc. to distribute Nike products on our web site. In connection with this agreement, we granted Nike a warrant to purchase 4,114,349 shares of our common stock at an exercise price of $1.54 per share. Our marketing and sales expenses in each quarter over the two-year term of the agreement will include a portion of the warrant's estimated fair value of approximately $28.8 million, calculated on a straight-line basis. For the year ended December 31, 1999, the Company recorded $3.7 million of amortization related to the Nike warrant. We paid $250,000 to Nike upon execution of the agreement and an additional $250,000 was accrued in December 1999. The payments are being amortized to marketing and sales expense over the life of the agreement. We expect to continue to substantially increase our marketing and promotional efforts and hire additional marketing, merchandising, customer service and operations personnel. The increase in marketing and sales expenses in dollars and as a percentage of net revenues from 1998 to 1997 was attributable to an increase in advertising and merchandising, customer service, distribution, and marketing personnel and related costs.

 Technology and Content

   Our technology and content expenses consist of payroll and related expenses for web site maintenance and information technology personnel, Internet access, hosting charges and logistics engineering, and web content and design expenses. Technology and content expenses were $3.4 million, $1.3 million and $259,000 for the years ended December 31, 1999, 1998 and 1997, respectively. As a percentage of net revenues, technology and content expenses were 49%, 172% and 25% for the years ended December 31, 1999, 1998 and 1997, respectively. The increase in technology and content expenses in dollars from 1999 to 1998 was due to higher costs of maintaining and hosting the web site. The decrease in technology and content expenses as a percentage of net revenues was due to the growth in merchandise revenue without a proportionate increase in site development expenses during 1999. The increase in dollars and as a percentage of net revenues from 1998 compared to 1997 was due to the development and enhancement of our fogdog.com web site and the development of technologies for integrating with our suppliers. We expect to continue to make substantial investments in web content and maintenance and anticipate that technology and content expenses will continue to increase.

 General and Administrative Expenses

   General and administrative expenses consist of payroll and related expenses for executive and administrative personnel, facilities expenses, professional service expenses and other general corporate expenses. General and administrative expenses were $2.1 million, $705,000 and $378,000 for the years ended December 31, 1999, 1998 and 1997, respectively. As a percentage of net revenues, general and administrative expenses were 29%, 92% and 36% for the years ended December 31, 1999, 1998 and 1997, respectively. The increase in general and administrative expenses in dollars and as a percentage of net revenues was due to increased personnel and related costs to support the implementation of our business strategy. The decrease in general and administrative expenses as a percentage of net revenues in fiscal 1999 was due to the fact that general and administrative expenses were more fixed in nature and consequently did not grow with the increase net revenues. We expect that general and administrative expenses will increase substantially as we add personnel and incur additional costs related to the anticipated growth of our business and operation as a public company.

 Amortization of Intangible Assets

   Amortization of intangible assets consists of goodwill amortization. In September 1999, we acquired Sports Universe, Inc. ("Sports Universe"). The merger was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their fair values as of the acquisition date. The purchase price was allocated to net tangible liabilities assumed of $538,000 and goodwill of $2.7 million. The acquired goodwill will be amortized over its estimated useful life of two years. Goodwill amortization for the year ended December 31, 1999 was $432,000

 Amortization of Stock-Based Compensation

   In connection with the grant of employee stock options, we recorded aggregate unearned stock-based compensation of $15.0 million through December 31, 1999. Employee stock-based compensation expense is amortized over the vesting period of the options, which is generally four years, using the multiple-option approach. We recorded employee stock-based compensation expenses of approximately $3.4 million for the year ended December 31, 1999 and $243,000 for the year ended December 31, 1998. Unearned stock-based compensation expense will be reduced in future periods to the extent that options are terminated prior to full vesting.

 Interest Income (Expense), Net

   Interest income (expense), net consists of interest earned on cash and short-term investments, offset by interest expense related to bank borrowings and other financing lines. Interest income (expense), net was

$585,000, $29,000 and $(8,000) for the years ended December 31, 1999, 1998 and
1997, respectively. The increase in interest income (expense), net in 1999 was due to higher average cash balances from additional sales of preferred stock completed in the first three quarters of 1999, and increased merchandise revenue.

 Other Income

   Other income consists of the proceeds we received when we transitioned our remaining web development service obligations to a third-party, which was completed in the third quarter of 1998.

 Provision for Income Taxes

   We have incurred operating losses for all periods from inception through December 31, 1999, and therefore have not recorded a provision for income taxes. Our deferred tax asset primarily consists of net operating loss carryforwards and nondeductible accruals and allowances. We have recorded a valuation allowance for the full amount of our net deferred tax assets, as the future realization of the tax benefit is not currently likely.

   As of December 31, 1999, we had net operating loss carryforwards for federal and state tax purposes of approximately $25.4 million and $12.8 million, respectively. These federal and state tax loss carryforwards are available to reduce future taxable income and expire at various dates into the year 2019. We expect that the amount of net operating loss carryforwards that could be utilized annually in the future to offset taxable income will be limited by "change in ownership" provisions of the Internal Revenue Code. This annual limitation may result in the expiration of net operating loss carryforwards before their utilization.

Liquidity and Capital Resources

   We raised approximately $59.7 million in December 1999 from an initial public offering of 6,000,000 shares of our common stock, net of underwriting discounts and issuance costs. Prior to the offering, we had financed our operations primarily from private sales of convertible preferred stock totaling $38.8 million and, to a lesser extent, from bank borrowings and lease financing.

   Our operating activities used cash of $17.3 million during 1999, $3.0 million during 1998, and $915,000 during 1997. This negative operating cash flow resulted primarily from our net losses experienced during these periods. In 1999 and 1998, we invested in the development of our brand and online store, hired additional personnel and expanded our technology infrastructure to support our growth.

   Our investing activities, consisting of the sale and purchase of short-term investments and furniture, fixtures and computer equipment to support our growing number of employees, used cash of $48.4 million during 1999, $692,000 during 1998 and $81,000 during 1997. During 1999 and 1998, $55.6 million and $423,000 was used to purchase short-term investments and the remainder was used for furniture, fixtures and computer equipment.

   Our financing activities generated cash of $90.5 million during 1999, $5.0 million during 1998 and $836,000 during 1997. Of these financing activities, the initial public offering generated $59.7 million, net of underwriters discounts and issuance costs. The issuance of convertible preferred stock generated net proceeds of $32.6 million for the year ended December 31, 1999, $4.5 million during 1998, $528,000 during 1997. We also had proceeds from bank borrowings of $506,000 and $452,000 in 1999 and 1998 offset by payments of $529,000 and $73,000, respectively.

   At December 31, 1999, we had cash and cash equivalents and short-term investments aggregating $72.9 million. Approximately $150,000 of our short-term investments secure a letter of credit issued in connection with the lease of our corporate offices. We have an agreement with a bank, which provides us with the ability to borrow up to $5.0 million, subject to specified limitations. The agreement provides for the following:

  . a revolving line of credit facility for $3,000,000 expiring in December of 2000;

  . an equipment term loan facility for $2,000,000 limited to 75% of the invoice amount of the equipment;

  . an equipment term loan for $88,552 payable in 26 equal installments commencing December 22, 1998; and

  . an equipment term loan for $766,667 payable in 24 equal installments commencing September 30, 1999.

   We had an outstanding aggregate debt balance at December 31, 1999 of $773,000. Interest on the borrowings range from the prime rate plus one-half percent to the prime rate plus one percent and is payable monthly. We must meet financial covenants with respect to the borrowings, which we were in compliance with at December 31, 1999.

   We also had an agreement with a software company to purchase software under a one-year loan agreement which bears interest at 7.5%. The principal and interest is payable in 12 equal monthly installments beginning in October 1998. This loan was paid off in the fourth quarter of 1999.

   During 1999, we entered into a number of commitments for online and traditional offline advertising. As of December 31, 1999, our remaining commitments were approximately $5.7 million. In addition, we have remaining commitments under the lease for our headquarters of $4.9 million and the Nike agreement for $250,000 which was accrued at December 31, 1999. The Nike expense is being amortized over the life of the Nike agreement.

   We expect to devote substantial resources to continue development of our brand and online store, expand our sales, support, marketing and engineering organizations, establish additional facilities worldwide and build the systems necessary to support our growth. Although we believe that our current cash and cash equivalents and our borrowing capacity, will be sufficient to fund our activities for at least the next 12 months, there can be no assurance that we will not require additional financing within this time frame or that additional funding, if needed, will be available on terms acceptable to us or at all. In addition, although there are no present understandings, commitments or agreements with respect to any acquisition of other businesses, products or technologies, we may, from time to time, evaluate potential acquisitions of other businesses, products and technologies. In order to consummate potential acquisitions, we may issue additional securities or need additional equity or debt financing and these financings may be dilutive to existing investors.

                         Risks Related to Our Business

We expect significant increases in our operating expenses and continuing losses.

   We incurred a cumulative net loss of $35.4 million for the period from inception through December 31, 1999. Our operating loss for the year ended December 31, 1999 was $29.6 million, for the year ended December 31, 1998 was $4.1 million, and for the year ended December 31, 1997 was $1.0 million. We have not achieved profitability. We only began selling products under our current business model in November 1998. We may not obtain enough customer traffic or a high enough volume of purchases to generate sufficient revenues and achieve profitability. We believe that we will continue to incur operating and net losses for the next several years, and that the rate at which we will incur losses will increase significantly from current levels. We intend to increase our operating expenses substantially as we:

  . increase our sales and marketing activities, particularly advertising efforts;

  . provide our customers with promotional benefits, such as selling selected products or offering shipping below our actual costs;

  . increase our general and administrative functions to support our growing operations;

  . expand our customer support and sports consultant staffs to better serve customer needs;

  .  develop enhanced technologies and features to improve our web site;

  .  enhance our distribution and order fulfillment capabilities; and

  . expand third-party distribution facilities or possibly buy or build our own.

   Because we will spend these amounts before we receive any revenues from these efforts, our losses will be greater than the losses we would incur if we developed our business more slowly. In addition, we may find that these efforts are more expensive than we currently anticipate, which would further increase our losses. Also, the timing of these expenses may contribute to fluctuations in our quarterly operating results.

Our operating results are volatile and difficult to predict. If we fail to meet the expectations of public market analysts and investors, the market price of our common stock may decline significantly.

   Our annual and quarterly operating results have fluctuated in the past and may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. Because our operating results are volatile and difficult to predict, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. It is likely that in some future quarter our operating results may fall below the expectations of securities analysts and investors. In this event, the trading price of our common stock may decline significantly. Factors that may harm our business or cause our operating results to fluctuate include the following:

  . our inability to obtain new customers at a reasonable cost, retain existing customers, or encourage repeat purchases;

  . decreases in the number of visitors to our web site or our inability to convert visitors to our web site into customers;

  . the mix of sporting goods, apparel, footwear and other products sold by us;

  .  our inability to manage inventory levels;

  . our inability to adequately maintain, upgrade and develop our web site, the systems that we use to process customers' orders and payments or our computer network;

  . the ability of our competitors to offer new or enhanced web sites, services or products;

  .  price competition;

  . fluctuations in the demand for sporting goods associated with sports events, movies, television and other entertainment events;

  . fluctuations in the amount of consumer spending on sporting goods and related products, which tend to be discretionary spending items;

  . the termination of existing marketing relationships with key business partners or failure to develop new ones;

  .  increases in the cost of online or offline advertising;

  . the amount and timing of operating costs and capital expenditures relating to expansion of our operations;

  . unexpected increases in shipping costs or delivery times, particularly during the holiday season; and

  .  technical difficulties, system downtime or Internet slowdowns.

   A number of factors will cause our gross margins to fluctuate in future periods, including the mix of products sold by us, inventory management, inbound and outbound shipping and handling costs, the level of product returns and the level of discount pricing and promotional coupon usage. Any change in one or more of these factors could reduce our gross margins in future periods. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Seasonal fluctuations in the sales of sporting goods could cause wide fluctuations in our quarterly results.

   We have experienced and expect to continue to experience seasonal fluctuations in our revenues. These seasonal patterns will cause quarterly fluctuations in our operating results. In particular, the fourth calendar quarter accounted for a large percentage of our total annual sales for 1999. We expect that the fourth calendar quarter will account for a large percentage of our total annual sales in this and future years. In anticipation of increased sales activity during the fourth calendar quarter, we may hire a significant number of temporary employees to bolster our permanent staff and may significantly increase our inventory levels. For this reason, if our revenues were below seasonal expectations during this quarter, our annual operating results could be below the expectations of securities analysts and investors. In the future, our seasonal sales patterns may become more pronounced, may strain our personnel, product distribution and shipment activities and may cause a shortfall in revenues as compared to expenses in a given period.

Our limited operating history makes forecasting difficult. Because most of our expenses are based on planned operating results, failure to accurately forecast revenues could cause net losses in a given quarter to be greater than expected.

   As a result of our limited operating history, it is difficult to accurately forecast our revenues and we have limited meaningful historical financial data upon which to base planned operating expenses. We were incorporated in October 1994. We started as a web site design company and derived most of our revenues from the sale of web development services until August 1998, when we stopped selling those services. We began selling products on our web site only in November 1998. Our results since that time will not be comparable to our prior results. We base our current and future expense levels on our operating plans, expected traffic and purchases from our web site and estimates of future revenues, and our significant expenses are to a large extent fixed in the short term. Our sales and operating results are difficult to forecast because they generally depend on the volume and timing of the orders we receive. As a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected revenue shortfall. This inability could cause our net loss in a given quarter to be greater than expected.

We have been unable to fund our operations with the cash generated from our business. If we do not generate cash sufficient to fund our operations, we may need additional financing to continue our growth or our growth may be limited.

   To date, we have funded our operations from the sale of equity securities and have not generated sufficient cash from operations. Cash from revenues must increase significantly for us to fund anticipated operating expenses internally. If our cash flows are insufficient to fund these expenses, we may need to fund our growth through additional debt or equity financings or reduce costs. Further, we may not be able to obtain financing on satisfactory terms. Our inability to finance our growth, either internally or externally, may limit our growth potential and our ability to execute our business strategy. If we issue securities to raise capital, our existing stockholders may experience additional dilution or the new securities may have rights senior to those of our common stock.

We must maintain relationships with our distributors and manufacturers to obtain sufficient quantities of quality merchandise on acceptable commercial terms. If we fail to maintain our relationships with those parties on acceptable terms, our sales and profitability could suffer.

   Because we rely primarily on product manufacturers and third-party distributors to stock the products we offer, our business would be seriously harmed if we were unable to develop and maintain relationships with suppliers that allow us to obtain sufficient quantities of quality merchandise on acceptable terms. Our product orders are fulfilled by more than 35 distributors and manufacturers. However, our contracts or arrangements with these parties do not guarantee the availability of merchandise, establish guaranteed prices or provide for the continuation of particular pricing practices. In addition, we do not have a written contract with most of our major suppliers. Although we have alternative sources of supply for a small percentage of the products we offer, we may have difficulty establishing alternative sources for many of our products. Our current suppliers may not continue to sell products to us on current terms or at all, and we may not be able to establish new supply relationships to ensure delivery of merchandise in a timely and efficient manner or on terms acceptable to us. Some sporting goods manufacturers may be slow to adopt the use of the Internet as a distribution channel. In addition, our supply contracts typically do not restrict a supplier from selling products to other retailers, which could limit our ability to supply the quantity of merchandise requested by our customers. If we cannot supply our products to consumers at acceptable prices, we may lose sales and market share as consumers make purchases elsewhere. Further, an increase in supply costs could cause our operating losses to increase beyond current expectations.

If we are unable to establish and maintain relationships with key brand manufacturers, our sales will decrease.

   If we are unable to establish and maintain relationships with important brand manufacturers, we may be unable to obtain sufficient quantities of popular products and in-depth product information. This could result in lower sales. We have never derived more than 40% of our revenues in any quarter from products purchased directly from manufacturers, although we cannot predict whether we will exceed this percentage in future periods. For the year ended December 31, 1999, we derived approximately 10% of our net revenues from sales of Nike. We entered into an agreement with Nike in September 1999 that will give us access to Nike's generally available product lines and product information, as well as advance availability of mutually agreed upon, newly released Nike products. However, this agreement has a term of only two years and is subject to earlier termination if we breach the agreement. Moreover, Nike is not legally obligated to sell us any quantity of product or deliver on any particular schedule. Also, our purchases from Nike's online affiliate are subject to similar limitations. If our relationship with Nike deteriorates, our business and reputation could be seriously harmed. In addition, we believe our relationship with Nike has caused other existing suppliers or could cause future suppliers to modify their existing relationships with us or prevent new relationships from being formed. We believe that some of Nike's competitors have been and may in the future be reluctant to enter into an agreement with us or to provide products for sale on our online store because of our agreement with Nike. For example, we believe that some competitors may not want to be featured on our web site because of Nike's involvement with us. Also, we believe that Nike's competitors may fear that Nike may use its relationship with us to attempt to gain access to competitive information concerning those competitors.

   We have experienced difficulty in obtaining sufficient product allocations from some of our key vendors. If we have to rely exclusively on distributors and not manufacturers, we may not be able to obtain the types and quantities of the products we desire because of varying demand from their other customers or temporal limitations on the availability of products from their suppliers. In addition, Nike and some of our other key vendors have established, and may continue to expand, their own online retailing efforts, which may impair our ability to acquire sufficient product allocations from these vendors. In connection with this expansion, or a decision by manufacturers not to offer products online or through our web site, manufacturers have asked us and may again ask us to remove their products from our web site.

We depend on third parties to fulfill all of our customer orders, and any problems with these parties could impair our operating results and harm our reputation.

   Currently, we rely primarily on third-party distributors and product manufacturers to fulfill our customers' orders. These fulfillment partners are responsible for packaging products and arranging for them to be shipped to our customers. We may be unable to ensure that our fulfillment partners fill our customers' orders accurately and that orders are shipped promptly and in appropriate packaging. In addition, we have no written contracts with some of these fulfillment partners, and our contracts with the others are generally terminable upon short notice. If any of our existing fulfillment arrangements were to be terminated, our business could be disrupted and we could incur significant costs in attempting to make alternative arrangements. Our distribution network is also heavily dependent upon third-party carriers, primarily United Parcel Service, for product shipments. UPS accounted for approximately 79% of our customer shipments by units in the year ended December 31, 1999. We are therefore subject to the risk that labor shortages, strikes, inclement weather or other factors may limit the ability of UPS and other carriers to meet our shipping needs. Our shippers' failure to deliver products to our customers in a timely manner would damage our brand and adversely affect our operating results. If UPS or our other existing shippers are unable or unwilling to deliver our products to our customers, we would need to arrange for alternative carriers. We may be unable to engage an alternative carrier on a timely basis or upon terms favorable to us. Changing carriers would likely disrupt our business.

If we fail to expand our fulfillment operations successfully, sales could fall below expectations and we could incur unexpected costs.

   We must be able to fill customer orders quickly and efficiently. If we do not expand our fulfillment operations and systems to accommodate increases in demand, particularly during the peak holiday selling season, we will not be able to increase our net sales in accordance with the expectations of securities analysts and investors. We intend to add to the capacity of our distribution network by entering into agreements with additional fulfillment partners. We can not assure you that we will be able to enter into any such agreements on terms acceptable to us or at all. It may be difficult for us to assimilate new partners into our distribution system. We may be unable to secure these additional partners or integrate their systems and technologies into ours. If we fail to do so, we may lose sales and our reputation for prompt delivery and customer service would suffer. Even if we are successful in expanding our distribution network, our planned expansion may cause disruptions in our business and our fulfillment operations may be inadequate to accommodate increases in customer demand.

High merchandise returns could adversely affect our financial condition and results of operations.

   We allow our customers to return products within 45 days for a full refund. We make allowances in our financial statements for anticipated merchandise returns based on historical return rates. However, actual returns may exceed our allowances. If merchandise returns increase significantly or exceed our allowances, our financial condition and results of operations could be adversely affected.

We plan to expand our inventory levels, and we may have to write down the value of our inventory if consumer demand changes after we order products.

   Although we currently rely primarily on our distributors and brand name suppliers to carry the inventory available for purchase on our site, we have increased the amount of inventory we carry and the percentage of sales made from our own inventory has increased. We anticipate that we will continue to increase our inventory levels, and that the percentage of sales made from our own inventory will continue to rise. As a result, it will be critical to our success that we accurately predict the rapidly changing trends in consumer preferences for sporting goods, and do not overstock unpopular products. Predicting these trends is difficult. If demand for one or more of our products falls short of our expectations, we may be required to take significant inventory markdowns, which could reduce our net sales and gross margins. In addition, to the extent that demand for our products increases over time, we may be forced to increase inventory levels. Any increase would subject us to additional inventory risks.

We rely substantially on our relationships with America Online and other online services, search engines and directories to drive traffic to our web site. If these relationships do not continue, it will be difficult for us to increase market share and achieve profitability.

   We have relationships with America Online, Inc. and other online services, search engines and directories to provide content and advertising banners that link to our web site. We rely on these relationships as significant sources of traffic to our web site and, therefore, new customers. However, these relationships are generally terminable on short notice, and they may not be available to us in the future on acceptable terms. If we are unable to maintain satisfactory relationships with high-traffic web sites on acceptable terms, our ability to attract new customers and enhance our brand could be harmed. Further, many of the web sites with which we have existing or potential online advertising arrangements may also provide advertising services for other marketers of sporting goods. As a result, these sites may be reluctant to enter into or maintain relationships with us. Our online advertising efforts may require costly, long-term commitments. We may not achieve sufficient online traffic or product purchases to realize sufficient sales to compensate for our significant obligations to these sites. Failure to achieve sufficient traffic or generate sufficient revenue from purchases originating from third-party web sites would likely reduce our profit margins and may result in termination of these types of relationships. Without these relationships, it is unlikely that we can sufficiently increase market share and achieve profitability.

Because a key element of our strategy is to generate a high volume of traffic on our web site, our business could be harmed by capacity constraints.

   A key element of our strategy is to generate a high volume of traffic on, and use of, our web site, www.fogdog.com. Accordingly, the satisfactory performance, reliability and availability of our web site, transaction-processing systems and network infrastructure are critical to our reputation and our ability to attract and retain customers and maintain adequate customer service levels. Our revenue depends upon the number of visitors who shop on our web site and the volume of orders that we can fulfill. Any system interruptions that result in the unavailability of our web site or reduced order fulfillment would reduce the volume of goods that we sell and the attractiveness of our product offerings. We have experienced periodic system interruptions in the past, and we believe that system interruptions may continue to occur in the future. Any substantial increase in the volume of traffic on our web site or the number of orders placed by customers will require that we expand and upgrade our technology, transaction-processing systems and network infrastructure. We may not be able to accurately project the rate or timing of increases, if any, in the use of our web site or timely expand and upgrade our technology, transaction-processing systems and network infrastructure. We may not be able to accurately project the rate or timing of increases, if any, in the use of our web site or timely expand and upgrade our systems and infrastructure to accommodate these increases.

Our vital computer and communications hardware and software systems are vulnerable to damage and interruption which could harm our business.

   Our success, in particular our ability to successfully receive and fulfill orders and provide high-quality customer service, largely depends upon the efficient and uninterrupted operation of our computer and communications hardware and software systems. We use internally developed systems for our web site and some aspects of transaction processing, including customer profiling and order verifications. Our systems and operations are vulnerable to damage or interruption from:

  .  earthquake, fire, flood and other natural disasters;

  . power loss, computer systems failures, Internet and telecommunications or data network failure, operator negligence, improper operation by or supervision of employees, physical and electronic loss of data or security breaches, misappropriation and similar events; and

  .  computer viruses.

   Recently, a number of online retailers have been the target of "denial of service" attacks by outside third parties. These attacks seek to overburden the online companies' capacity so that others trying to access the Website cannot do so. If we are the victim of a successful attack of this kind resulting in denial of access to our customers, our business, reputation, operations and financial condition may be adversely affected. Further, we may be the target of other types of computer attacks and hacking by third parties which could have similar adverse effects.

   In addition, we maintain our servers at the site of a third party, Exodus Communications, Inc., in Mountain View, California. We cannot control the maintenance and operation of this site, which is also susceptible to similar disasters and problems. We have no formal disaster recovery plan, and our insurance policies may not adequately compensate us for any losses that we may incur. Any system failure that causes an interruption in our service or a decrease in responsiveness could harm our relationships with our customers and result in reduced revenues. See "Business--Technology."

Establishing the Fogdog brand quickly and cost-effectively is central to our success. If we do not establish the Fogdog brand quickly, we may not capture sufficient market share or increase revenues enough to achieve profitability.

   We believe that we must establish, maintain and enhance the Fogdog brand to attract more customers to our web site and to generate revenues from product sales. Brand recognition and customer loyalty will become increasingly important as more companies with well-established brands in online services or the sporting goods industry offer competing services on the Internet. For example, existing sporting goods retailers with established brand names may establish an online presence that competes with our web site and existing online providers with better name recognition than Fogdog Sports may begin selling sporting goods. Establishing the Fogdog brand as a widely recognized and trusted source of sporting goods will depend largely on our success in providing a high-quality online experience supported by a high level of customer service, which cannot be assured. We expect that we will need to increase substantially our spending on programs designed to create and maintain strong brand loyalty among customers and we cannot be certain that our efforts will be successful.

Our inability to secure and protect our Internet domain name may adversely affect our business operation.

   The www.fogdog.com Internet domain name is our brand on the Internet. In October 1999, a third party challenged the use of the domain name as a violation of a registered trademark. If we are unable to adequately protect our Internet domain name, our trademarks and other intellectual property rights, or must incur costs in doing so, it could harm our business. The acquisition and maintenance of Internet domain names generally is regulated by governmental agencies and their designees. Until recently, Network Solutions, Inc. was the exclusive registrar for the ".com," ".net" and ".org" generic top-level Internet domains in the U.S. In April

1999, however, the Internet Corporation for Assigned Names and Numbers, or ICANN, a new global non-profit corporation formed to oversee a set of the Internet's core technical management functions, opened the market for registering Internet domain names to an initial group of five companies. Network Solutions, Inc. still maintains the registry containing all the registrations in the generic top-level Internet domains. The market for registering these Internet domain names in the U.S. and in foreign countries is expected to undergo further changes in the near future. We expect the requirements for registering Internet domain names also to be affected. The relationship between regulations governing Internet domain names and laws protecting trademarks and similar proprietary rights is unclear. We may be unable to prevent third parties from acquiring Internet domain names that are similar to, infringe upon or otherwise decrease the value of our Internet domain name, our trademarks and other intellectual property rights used by us and we may need to protect our rights through litigation.

We may not be able to compete successfully against current and future competitors, which could harm our margins and our business.

   The online commerce market is new, rapidly evolving and intensely competitive. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could seriously harm our net sales and results of operations. We expect competition to intensify in the future because current and new competitors can enter our market with little difficulty and can launch new web sites at a relatively low cost.

   In addition, the development of new technologies and the expansion of existing technologies, such as price comparison programs that select specific products from a variety of web sites, may increase competitive pressures on us. We currently or potentially compete with a variety of other companies, including:

  . retailers selling sporting goods exclusively online such as MVP.com who has partner relationships with Sportsline.com and Galyans;

  . traditional, store-based, national chain sporting goods retailers such as the Venator Group (Footlocker brands and Champs);

  . traditional, store-based, national chain outdoor equipment retailers, such as REI;

  . traditional, store-based, national chain athletic footwear retailers, such as Footstar, Inc.;

  . traditional, store-based, regional chain sporting goods retailers such as The Sports Authority, Dick's Sporting Goods and Galyan's;

  .  major discount retailers, such as Wal-Mart, Kmart and Target;

  .  catalog sporting goods retailers, such as Eastbay, TSI and Edwin Watts;

  .  numerous traditional local sporting goods and outdoor activity stores;

  . online efforts of these traditional retailers, including the online stores operated by Dick's Sporting Goods, Copeland's and REI;

  . vendors of sporting goods that currently sell some of their products directly online, such as K-Swiss and Patagonia;

  . Global Sports Interactive, a newly formed online joint venture established by The Sports Authority, The Athlete's Foot, MC Sports and Sport Chalet and which may include in the future other store-based retailers;

  . Internet portals and online service providers that feature shopping services, such as AOL, Excite@Home, GO Network and Lycos;

  . other online retailers that include sporting goods as part of their product offerings, such as Onsale and Buy.com;

  . physical and online stores of entertainment entities that sell sporting goods and fan memorabilia, such as ESPN.com and CBS Sportsline; and

   There are no assurances that we will be able to be competitive against current or potential competitors. Many of our traditional store-based and online competitors have longer operating histories, larger customer or user bases, greater brand recognition and significantly greater financial, marketing, technical and other resources than we do. Many of these competitors have well established relationships with manufacturers, more extensive knowledge about our industry and can devote substantially more resources to web site development and advertising. In addition, new competitors may emerge in the future and larger, well-established and well-financed entities may join with online competitors or sporting goods suppliers as the use of the Internet and other online services increases. New competitors may have the ability to attract customers through innovative ways including sports celebrities.

   Our competitors may be able to secure products from vendors on more favorable terms, fulfill customer orders more efficiently and adopt more aggressive pricing or inventory availability policies than we can. Furthermore, our competitors may be able to secure a broader range of products from or otherwise develop close relationships with primary vendors. Some competitors may price their products below cost in an attempt to gain market share. Traditional store- based retailers also enable customers to see and feel products in a manner that is not possible over the Internet. See "Business--Competition."

We may be unable to hire and retain the skilled personnel necessary to develop our business.

   We intend to hire a significant number of additional marketing, engineering, merchandising and retailing personnel in 2000 and beyond. Competition for these individuals is intense, and we may not be able to attract, assimilate or retain highly qualified personnel in the future. Our business cannot continue to grow if we cannot attract qualified personnel. Our failure to attract and retain the highly trained personnel that are integral to our business may limit our growth rate, which would harm our business. We expect to face greater difficulty attracting these personnel with equity incentives as a public company than we did as a privately held company. See "Business--Employees."

We are dependent upon our chief executive officer for our future success and our managers are not obligated to stay with us.

   Our future success depends to a significant degree on the skills, experience and efforts of Timothy Harrington, our Chief Executive Officer, and other key personnel. The loss of the services of any of these individuals could harm our business and operations. In addition, we have not obtained key person life insurance on any of our key employees. If any of our key employees left or was seriously injured and unable to work and we were unable to find a qualified replacement, our business could be harmed.

We have experienced significant growth in our business in recent periods and any inability to manage this growth and any future growth could harm our business.

   Our historical growth has placed, and any further growth is likely to continue to place, a significant strain on our management, administrative resources, software and systems. Any failure to manage growth effectively could seriously harm our business. We have grown from 47 employees on December 31, 1998 to 137 employees on December 31, 1999. We also moved into a new headquarters building in August 1999 and significantly expanded our operations. To be successful, we will need to continue to implement management information systems and improve our operating, administrative, financial and accounting systems and controls. We will also need to train new employees and maintain close coordination among our executive, accounting, finance, marketing, sales and operations organizations. These processes are time consuming and expensive, will increase management responsibilities and will divert management attention.

If the protection of our trademarks and proprietary rights is inadequate, our brand and reputation could be damaged and we could lose customers.

   The steps we take to protect our proprietary rights may be inadequate. We regard our copyrights, service marks, trademarks, trade dress, trade secrets and similar intellectual property as critical to our success. We rely on trademark and copyright law, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our proprietary rights. Despite these precautions, it may be possible for a third-party to copy or otherwise obtain and use our intellectual property without our authorization. We have applied to register the trademark Fogdog in the United States and internationally. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which we will sell our products and services online. If we become involved in litigation to defend our intellectual property rights, we may have to spend significant amounts of money, and the litigation could divert our management's time and efforts.

We may be subject to intellectual property claims that could be costly and could disrupt our business.

   Third parties have in the past and may in the future assert that our business or technologies infringe their intellectual property rights. From time to time, we have received notices from third parties questioning our right to present specific images or mention athletes' names on our Web site, or stating that we have infringed their trademarks or copyrights. In addition, in June 1999 we received a letter from a third party stating his belief that our Internet marketing activities infringe a patent for a home shopping device and inviting us to license this technology. Also, in October 1999 we received a letter from a third party alleging that our use of the trademark "Fogdog" and the domain name for our web site fogdog.com infringed a registered trademark licensed by this third party, and further alleging unfair competition under state and federal trademark law. Recently, in January 2000, we received a letter from a third party stating his belief that our Web site induces infringement by others of a patent for a remote query communication system, and inviting us to license this technology. We may in the future receive additional claims that we are engaging in unfair competition or other illegal trade practices. These claims may increase in the future. We may be unsuccessful in defending against any such claim, which could result in substantial damages, fines or other penalties. The resolution of a claim could also require us to change how we do business, redesign our web site and other systems, or enter into burdensome royalty or licensing agreements. In particular, we may have to enter into a license to use our domain name, or we could even be forced to change our name, either of which would severely harm our business. These license or royalty agreements, if required, may not be available on acceptable terms, if at all, in the event of a successful claim of infringement. Our insurance coverage may not be adequate to cover every claim that could be asserted against us. Even unsuccessful claims could result in significant legal fees and other expenses, diversion of management's time and disruptions in our business. Any such claim could also harm our reputation and brand.

We intend to expand our business internationally, causing our business to become increasingly susceptible to numerous international business risks and challenges that could affect our profitability.

   We believe that the current globalization of the economy requires businesses to pursue or consider pursuing international expansion. We have expanded into international markets by opening an office in London. Revenue from merchandise shipped outside the United States was approximately 6% of total merchandise revenue for the year ended December 31, 1999, and we expect to increase our international sales efforts. International sales are subject to inherent risks and challenges that could affect our profitability, including:

  . the need to develop new supplier and manufacturer relationships, particularly because major sporting goods manufacturers may require that our international operations deal with local distributors;

  .  unexpected changes in international regulatory requirements and tariffs;

  .  difficulties in staffing and managing foreign operations;

  .  longer payment cycles from credit card companies;

  .  greater difficulty in accounts receivable collection;

  .  potential adverse tax consequences;

  .  price controls or other restrictions on foreign currency; and

  .  difficulties in obtaining export and import licenses.

   To the extent we generate international sales in the future, any negative effects on our international business could negatively impact our business, operating results and financial condition as a whole. In particular, gains and losses on the conversion of foreign payments into U.S. dollars may contribute to fluctuations in our results of operations and fluctuating exchange rates could cause reduced gross revenues and/or gross margins from dollar-denominated international sales.

Acquisitions of companies or technologies may result in disruptions to our business and management due to difficulties in assimilating personnel and operations.

   We may make acquisitions or investments in other companies or technologies. We may not realize the anticipated benefits of any acquisition or investment. If we make any acquisitions, we will be required to assimilate the operations, products and personnel of the acquired businesses and train, retain and motivate key personnel from the acquired businesses. We may be unable to maintain uniform standards, controls, procedures and policies if we fail in these efforts. Similarly, acquisitions may cause disruptions in our operations and divert management's attention from day-to-day operations, which could impair our relationships with our current employees, customers and strategic partners. In addition, our profitability may suffer because of acquisition-related costs or amortization costs for acquired goodwill and other intangible assets.

We may be subject to product liability claims or other claims that could be costly and time consuming.

   We sell products manufactured by third parties, some of which may be defective. If any product that we sell were to cause physical injury or injury to property, the injured party or parties could bring claims against us as the retailer of the product. In addition, we contract for the delivery and assembly of some of the products we sell. We may be subject to claims if any such product were to cause physical injury or injury to property due to faulty assembly by our contractors. Our insurance coverage may not be adequate to cover every claim that could be asserted against us. Similarly, we could be subject to claims that users of the site were harmed due to their reliance on our product information, product selection guides and configurators, advice or instruction. If a successful claim were brought against us in excess of our insurance coverage, it could harm our business. Even unsuccessful claims could result in the expenditure of funds and management time and could have a negative impact on our business.

Because of their significant stock ownership, our officers and directors will be able to exert significant control over our future direction.

   As of December 31, 1999, our executive officers and directors, their affiliates and other substantial stockholders together controlled approximately 72% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to control all matters requiring our stockholders' approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may delay, prevent or deter a change in control, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the company or its assets and might adversely affect the market price of our common stock.

Provisions of our certificate of incorporation and bylaws may make changes of control difficult, even if they would be beneficial to stockholders.

   The board of directors has the authority to issue up to 5,000,000 shares of preferred stock. Also, without any further vote or action on the part of the stockholders, the board of directors has the authority to determine the price, rights, preferences, privileges and restrictions of the preferred stock. If we issue preferred stock, it might have preference over and harm the rights of the holders of common stock. Although the availability of this preferred stock will provide us with flexibility in connection with possible acquisitions and other corporate purposes, the issuance of preferred stock may make it more difficult for a third-party to acquire a majority of our outstanding voting stock. We currently have no plans to issue preferred stock.

   Our certificate of incorporation and bylaws include provisions that may deter an unsolicited offer to purchase us. These provisions, coupled with the provisions of the Delaware General Corporation Law, may delay or impede a merger, tender offer or proxy contest. Further, our board of directors is divided into three classes, only one of which is elected each year. Our directors are only removable by the affirmative vote of at least 66 2/3% of all classes of voting stock. These factors may further delay or prevent a change of control.

We will rely on email and other forms of direct online marketing. Our business could suffer if these marketing techniques encounter consumer resistance or increased governmental regulation.

   We send emails to our registered users to obtain feedback about our online store, to provide order information and to promote repeat sales. We may expand our use of email and other direct online marketing techniques. If consumers resist these forms of communication due to concerns about privacy, computer viruses or the proliferation of commercial email, our business and reputation could be damaged. We also anticipate that our use of email and other direct online marketing techniques will be subject to increasingly stringent regulation. For example, several states have passed laws limiting the use of email for marketing purposes. To date, these laws have not had a significant effect on us because they focus primarily on unsolicited email marketing and we currently ask for our customers' permission before sending them email. However, other states and Congress have begun to consider placing restrictions on email marketing. This additional legislation could hamper our ability to provide effective customer service and generate repeat sales.

If we experience significant inventory theft, our gross margin may decrease.

   If the security measures used at any distribution facility we use or operate do not significantly reduce or prevent inventory theft, our gross margin may significantly decrease. During the year ended December 31, 1999, we experienced an immaterial amount of inventory theft. However, this theft may increase as we expand our fulfillment operations and distribution network. If measures we take to address inventory theft do not reduce or prevent inventory theft, our gross margin and results of operations could be significantly below expectations in future periods.

                Risks Specific to the Internet and Our Industry

Sporting goods consumers may not accept our online business model. This may result in slower revenue growth, loss of revenue and increased operating losses.

   To be successful, we must attract and retain a significant number of consumers to our web site at a reasonable cost. Any significant shortfall in the number of transactions occurring over our web site will negatively affect our financial results by increasing or prolonging operating losses. Conversion of customers from traditional shopping methods to electronic shopping may not occur as rapidly as we expect, or at all. Therefore, we may not achieve the critical mass of customer traffic we believe is necessary to become successful. Specific factors that could prevent widespread customer acceptance of our online business model, and our ability to grow our revenue, include:

  .  customer concerns about the security of online transactions;

  . customer concerns about buying sporting goods, footwear and other products without first seeing them;

  . delivery time before customers receive Internet orders, unlike the immediate receipt of products at traditional retail outlets;

  .  pricing that may not meet customer expectations;

  . customer resistance to shipping charges, which generally do not apply to purchases from traditional retail outlets;

  .  shipment of damaged goods or wrong products from our suppliers; and

  .  difficulties in returning or exchanging orders.

The success of our business model is dependent upon the continued growth of the online commerce infrastructure.

   Our future revenue and any future profits are also dependent upon the continued development of the online commerce infrastructure. The Internet and other online services may not be accepted as a viable commercial marketplace for a number of reasons, including potentially inadequate development of enabling technologies and performance improvements. To the extent that the Internet and other online services continue to experience significant growth in the number of users, their frequency of use or an increase in their bandwidth requirements, there can be no assurance that the infrastructure for the Internet and other online services will be able to support the demands placed upon them. In addition, the Internet or other online services could lose their viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of Internet or other online service activity. Changes in or insufficient availability of telecommunications services to support the Internet or other online services could result in slower response times and adversely affect usage of the Internet and other online services, including fogdog.com. These problems would adversely affect our business and cause our stock price to decline.

Sporting goods and apparel are subject to changing consumer preferences. If we fail to anticipate these changes, we will experience lower sales, higher inventory markdowns and lower margins.

   Our success depends upon our ability to anticipate and respond to trends in sporting goods merchandise and consumers' participation in sports. Consumers' tastes in apparel and sporting goods equipment are subject to frequent and significant changes, due in part to manufacturers' efforts to incorporate advanced technologies into some types of sporting goods. In addition, the level of consumer interest in a given sport can fluctuate dramatically. If we fail to identify and respond to changes in sporting goods merchandising and recreational sports participation, our sales could suffer and we could be required to mark down unsold inventory. This would depress our profit margins. In addition, any failure to keep pace with changes in consumers' recreational sports habits could allow our competitors to gain market share and could hurt our reputation.

If we do not respond to rapid technological changes, our services could become obsolete and we could lose customers.

   To be competitive, we must continue to enhance and improve the functionality and features of our online store. The Internet and the online commerce industry are rapidly changing. If competitors introduce new products and services featuring new technologies, or if new industry standards and practices emerge, our existing web site and proprietary technology and systems may become obsolete. We may use new technologies ineffectively, or we may be unable to license or otherwise obtain new technologies from third parties. We may also experience difficulties in adapting our web site, the systems that we use to process customers' orders and payments, our computer network to customer requirements, new technologies or emerging industry standards.

Governmental regulation may slow the Internet's growth and increase our costs of doing business.

   Laws and regulations directly applicable to online commerce or Internet communications are becoming more prevalent. These laws and regulations could expose us to compliance costs and substantial liability, which could materially harm our business, operating results and financial condition. In addition, the growth of the Internet, coupled with publicity regarding Internet fraud, may lead to the enactment of more stringent consumer protection laws. These laws would be likely to impose additional burdens on our business. The adoption of any additional laws or regulations may also inhibit the expansion of the Internet, which could reduce visits to our online store or otherwise harm our business. Moreover, the applicability to the Internet of existing laws in various jurisdictions governing issues such as qualifications to do business, property ownership, sales tax, obscenity, employment, libel, intellectual property and personal privacy is uncertain and may take years to resolve. In order to comply with new or existing laws regulating online commerce, we may need to modify the manner in which we do business, which may result in additional expenses and could slow our growth. For instance, we may need to spend time and money revising the process by which we fulfill customer orders to ensure that each shipment complies with applicable laws. We may also need to revise our customer acquisition and registration processes to comply with increasingly stringent laws relating to dealing with minors online. We may need to hire additional personnel to monitor our compliance with applicable laws. We may also need to modify our software to further protect our customers' personal information.

Regulations imposed by the Federal Trade Commission may adversely affect the growth of our Internet business or our marketing efforts.

   The Federal Trade Commission has proposed regulations regarding the collection and use of personal identifying information obtained from individuals when accessing web sites, with particular emphasis on access by minors. These regulations may include requirements that we establish procedures to disclose and notify users of privacy and security policies, obtain consent from users for collection and use of information and provide users with the ability to access, correct and delete personal information stored by us. These regulations may also include enforcement and remedial provisions. Even in the absence of those regulations, the Federal Trade Commission has begun investigations into the privacy practices of other companies that collect information on the Internet. One investigation resulted in a consent decree under which an Internet company agreed to establish programs to implement the principles noted above. We may become a party to a similar investigation or enforcement proceeding, or the Federal Trade Commission's regulatory and enforcement efforts may harm our ability to collect demographic and personal information from users, which could be costly or adversely affect our marketing efforts.

Our inability to securely transmit confidential information over public networks may harm our business and cause our stock price to decline.

   A significant barrier to online commerce and communications is the secure transmission of confidential information over public networks. We rely upon encryption and authentication technology licensed from third parties to effect the secure transmission of confidential information, such as customer credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other events may result in a compromise or breach of the systems that we use to protect customer transaction data. A party who is able to circumvent our security measures may misappropriate proprietary information or customers' personal data such as credit card numbers, and could interrupt our operations. We may be required to expend significant capital and other resources to protect against such security breaches or to alleviate problems caused by these breaches. In addition, security breaches may damage our reputation and cause our stock price to decline.

Credit card fraud could adversely affect our business.

   A failure to adequately control fraudulent credit card transactions could reduce our net revenues and our gross margin because we do not carry insurance against this risk. We have put in place technology to help us detect the fraudulent use of credit card information and have not suffered material losses to date. However, we may in the future suffer losses as a result of orders placed with fraudulent credit card data even though the associated financial institution approved payment of the orders. Under current credit card practices, we are liable for fraudulent credit card transactions because we do not obtain a cardholder's signature.

If one or more states successfully assert that we should collect sales or other taxes on the sale of our merchandise, our business could be harmed.

   We do not currently collect sales or other similar taxes for physical shipments of goods into states other than California and Pennsylvania. However, one or more local, state or foreign jurisdictions may seek to impose sales tax collection obligations on us and other out-of-state companies that engage in online commerce. If one or more states or any foreign country successfully asserts that we should collect sales or other taxes on the sale of our merchandise, it could adversely affect our business.

We may be subject to liability for content on our web site.

   As a publisher of online content, we face potential liability for defamation, negligence, copyright, right of publicity or privacy, patent or trademark infringement, or other claims based on the nature and content of materials that we publish or distribute. We have, in the past, received notices of such claims, and we expect to continue to receive such claims in the future. We may also be subject to claims based on the content on our bulletin boards. If we face liability, then our reputation and our business may suffer. In the past, plaintiffs have brought these types of claims and sometimes successfully litigated them against online services. Although we carry general liability insurance, our insurance currently does not cover claims of these types.

Year 2000 Compliance

   Many currently installed computer systems and software products are coded to accept or recognize only two digit entries in the date code field. These systems and software products will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and/or software used by many companies and governmental agencies may need to be upgraded to comply with Year 2000 requirements or risk system failure or miscalculations causing disruptions of normal business activities.

   Prior to December 31, 1999, we completed our Year 2000 compliance program. The program was directed by our information technology group. We did not experience any material Year 2000 related difficulties in either our IT or non-IT systems, or otherwise.

   We may discover Year 2000 compliance problems in our systems in the future. In addition, third-party software, hardware or services incorporated into our business or used in our web site may need to be revised or replaced, all of which could be time-consuming and expensive and result in the following, any of which could adversely affect our business.

Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts, and for other hedging activities. SFAS 133 is effective for all fiscal quarters beginning with the quarter ending June 30, 1999. In July 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133." SFAS 137 deferred the effective date until the first fiscal quarter ending June 30, 2000. We will adopt SFAS 133 in our quarter ending June 30, 2000. We do not currently engage in hedging activities or invest in derivative instruments.

   In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use." SOP 98-1 is effective for financial statements for years beginning after December 15, 1998. SOP 98-1 provides guidance over accounting for computer software developed or obtained for internal use including the requirements to capitalize specified costs and amortization of such costs. The adoption of the provisions of SOP 98-1 during our fiscal year beginning January 1, 1999 did not have a material effect on our financial statements.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

   We currently market our merchandise in the United States and anticipate expanding our marketing efforts in Europe in 2000. As a result, our financial results could be affected by factors including changes in foreign currency exchange rates or weak economic conditions in foreign markets. As all sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Due to the short-term nature of our investments, we believe that there is no material risk exposure. Therefore, no quantitative tabular disclosures are required.

Item 8. Consolidated Financial Statements and Supplementary Data

   The information required by this Item is included in Part IV Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

   None.

                                   PART III

   Pursuant to General Instruction G to Form 10-K, the information required by Items 10, 11, 12 and 13 of Part III is omitted from this Report and will be included in the Registrant's definitive Proxy Statement which will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference.

                                    PART IV

Item 14. Exhibits, Consolidated Financial Statements, Financial Statement Schedules, and Reports on Form 8-K

   (a) The following documents are filed as part of this Form:

                                                                          Page
                                                                         Number
                                                                         ------
  1.Consolidated Financial Statements
    Report of Independent Accountants...................................   40
    Consolidated Balance Sheet as of December 31, 1999 and 1998.........   41
    Consolidated Statement of Operations for the three years ended
     December 31, 1999..................................................   42
    Consolidated Statement of Stockholders' Equity for the three years
     ended December 31, 1999............................................   43
    Consolidated Statement of Cash Flows for the three years ended
     December 31, 1999..................................................   44
    Notes to Consolidated Financial Statements..........................   45
  2.Financial Statement Schedules for the three years ended December 31,
   1999
    All schedules not listed above have been omitted because they are either not applicable or the required information is shown in the financial statements or the notes thereto.
  3.Exhibits: See accompanying Index to Exhibits. The Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Form.

  (b) Reports on Form 8-K--None.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of March, 2000.

Date March 29, 2000                       Fogdog, Inc.

                                                    /s/ Timothy P. Harrington
                                          By: _________________________________
                                             Timothy P. Harrington
                                             Chief Executive Officer and
                                             Director

                               POWER OF ATTORNEY

   KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints, jointly and severally, Timothy
P. Harrington, acting individual, as his attorney-in-fact, each with full power of substitution and resubstitution, for him or her in any way and all capacities, to sign any and all amendments to this Annual Report on Form 10-K (including post-effective amendments), and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 29th day of March, 2000.

              Signature                                   Title

      /s/ Timothy P. Harrington           Chief Executive Officer and Director
-------------------------------------     (Principal Executive Officer)
        Timothy P. Harrington

         /s/ Brett M. Allsop              President, International Division,
-------------------------------------     and Chairman of the Board.
           Brett M. Allsop

      /s/ Frederick M. Gibbons            Director
-------------------------------------
        Frederick M. Gibbons

        /s/ Warren J. Packard             Director
-------------------------------------
          Warren J. Packard

         /s/ Ralph T. Parks               Director
-------------------------------------
           Ralph T. Parks

         /s/ Ray A. Rothrock              Director
-------------------------------------
           Ray A. Rothrock

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Fogdog, Inc.

   In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity, and of cash flows present fairly, in all material respects, the financial position of Fogdog, Inc. at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

San Jose, California
January 31, 2000

                                  FOGDOG, INC.

                           CONSOLIDATED BALANCE SHEET
                    (in thousands, except per share amounts)

                                                               December 31,
                                                             -----------------
                                                               1999     1998
                                                             --------  -------
                           ASSETS
Current assets:
  Cash and cash equivalents................................. $ 26,451  $ 1,694
  Short-term investments....................................   46,450      423
  Accounts receivable, net of allowances of $213 and $35,
   respectively.............................................      216       75
  Merchandise inventory.....................................    2,765      --
  Prepaid expenses and other current assets.................    1,963      132
                                                             --------  -------
    Total current assets....................................   77,845    2,324
Property and equipment, net.................................    2,427      470
Intangible assets, net......................................    2,212       46
Other assets, net...........................................   25,708      --
                                                             --------  -------
Total assets................................................ $108,192  $ 2,840
                                                             ========  =======
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.......................................... $  5,638  $   705
  Current portion of long-term debt.........................      473      606
  Other current liabilities.................................    3,283      423
                                                             --------  -------
    Total current liabilities...............................    9,394    1,734
                                                             --------  -------
Long-term debt, less current portion........................      300      189
                                                             --------  -------
Commitments and contingencies (Note 5)
Stockholders' equity:
  Convertible Preferred Stock, issuable in series, $0.001
   par value, 5,000 and 14,200 shares authorized at December
   31, 1999 and 1998, respectively; 0 and 8,239 shares
   issued and outstanding at December 31, 1999 and 1998,
   respectively.............................................      --         8
  Common Stock, $0.001 par value, 100,000 and 50,000 shares
   authorized at December 31, 1999 and 1998, respectively;
   35,792 and 4,886 issued and outstanding at December 31,
   1999 and 1998, respectively..............................       36        5
  Additional paid-in capital................................  145,441    7,664
  Notes receivable..........................................      (50)     --
  Unearned stock-based compensation.........................  (11,534)    (978)
  Accumulated deficit.......................................  (35,395)  (5,782)
                                                             --------  -------
    Total stockholders' equity..............................   98,498      917
                                                             --------  -------
Total liabilities and stockholders' equity.................. $108,192  $ 2,840
                                                             ========  =======

  The accompanying notes are an integral part of these consolidated financial statements.

                                  FOGDOG, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (in thousands, except per share amounts)

                                                   Year Ended December 31,
                                                   --------------------------
                                                     1999     1998     1997
                                                   --------  -------  -------
Net revenues:
  Merchandise..................................... $  6,988  $   195  $   --
  Commission......................................       35      123       11
  Web development.................................      --       447    1,030
                                                   --------  -------  -------
    Total net revenues............................    7,023      765    1,041
                                                   --------  -------  -------
Cost of revenues:
  Merchandise.....................................    6,374      157      --
  Commission......................................      --        19      --
  Web development.................................      --        99      156
                                                   --------  -------  -------
    Total cost of revenues........................    6,374      275      156
                                                   --------  -------  -------
Gross profit......................................      649      490      885
                                                   --------  -------  -------
Operating expenses:
  Marketing and sales.............................   21,450    2,399    1,285
  Technology and content..........................    3,448    1,318      259
  General and administrative......................    2,052      705      378
  Amortization of intangible assets...............      473      --       --
  Amortization of stock-based compensation........    3,424      243      --
                                                   --------  -------  -------
    Total operating expenses......................   30,847    4,665    1,922
                                                   --------  -------  -------
Operating loss....................................  (30,198)  (4,175)  (1,037)
Interest income (expense), net....................      585       29       (8)
Other income......................................      --        26      --
                                                   --------  -------  -------
Net loss..........................................  (29,613)  (4,120)  (1,045)
Deemed preferred stock dividend...................  (12,918)     --       --
                                                   --------  -------  -------
Net loss available to common stockholders......... $(42,531) $(4,120) $(1,045)
                                                   ========  =======  =======
Basic and diluted net loss per share available to
 common stockholders.............................. $  (5.95) $ (0.95) $ (0.23)
                                                   ========  =======  =======
Basic and diluted weighted average shares used in
 computation of net loss per share available to
 common stockholders..............................    7,148    4,323    4,544
                                                   ========  =======  =======

  The accompanying notes are an integral part of these consolidated financial statements.

                                  FOGDOG, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                            Convertible                                                                        Total
                          Preferred Stock     Common Stock  Additional              Unearned               Stockholders'
                          ------------------  -------------  Paid-In     Notes    Stock-Based  Accumulated    Equity
                           Shares    Amount   Shares Amount  Capital   Receivable Compensation   Deficit     (Deficit)
                          ---------  -------  ------ ------ ---------- ---------- ------------ ----------- -------------
Balance at December 31,
 1996...................      1,155   $    1   4,542  $ 5    $  1,093     $--       $    --     $   (617)    $    482
Issuance of Series A
 Preferred Stock, net...        631        1     --   --          527      --            --          --           528
Issuance of warrants to
 purchase Series A
 Preferred Stock........        --       --      --   --           21      --            --          --            21
Issuance of Common
 Stock..................        --       --        5  --            1      --            --          --             1
Net loss................        --       --      --   --          --       --            --       (1,045)      (1,045)
                          ---------   ------  ------  ---    --------     ----      --------    --------     --------
Balance at December 31,
 1997...................      1,786        2   4,547    5       1,642      --            --       (1,662)         (13)
Issuance of Series B
 Preferred Stock, net...      6,453        6     --   --        4,774      --            --          --         4,780
Issuance of Common
 Stock..................        --       --      292  --           23      --            --          --            23
Unearned stock-based
 compensation...........        --       --      --   --        1,221      --         (1,221)        --           --
Amortization of stock-
 based compensation.....        --       --      --   --          --       --            243         --           243
Issuance of Common Stock
 for services...........        --       --       47  --            4      --            --          --             4
Net loss................        --       --      --   --          --       --            --       (4,120)      (4,120)
                          ---------   ------  ------  ---    --------     ----      --------    --------     --------
Balance at December 31,
 1998...................      8,239        8   4,886    5       7,664      --           (978)     (5,782)         917
Issuance of Series C
 Preferred Stock, net...     11,657       12     --   --       17,911      --            --          --        17,923
Issuance of Series D
 Preferred Stock, net...      3,529        4     --   --       14,646                    --          --        14,650
Issuance of Common
 Stock..................        --       --    1,067    1         243      (50)          --          --           194
Common Stock issued for
 acquired business......        --       --      267  --        2,132      --            --          --         2,132
Unearned stock-based
 compensation...........        --       --      --   --       13,882      --        (13,802)        --            80
Amortization of stock-
 based compensation.....        --       --      --   --          --       --          3,246         --         3,246
Issuance of warrants to
 purchase Series C
 Preferred Stock........        --       --      --   --       28,840      --            --          --        28,840
Issuance of warrants to
 purchase shares of
 Common Stock...........        --       --      --   --          184      --            --          --           184
Issuance of Common Stock
 upon exercise of
 warrants...............        --       --      147  --          110      --            --          --           110
Issuance of stock
 options for services...        --       --      --   --           99      --            --          --            99
Conversion of Series A,
 B, C and D Preferred
 Stock to Common Stock
 in conjunction with the
 initial public
 offering...............    (23,425)     (24) 23,425   24         --       --            --          --            --
Issuance of Common Stock
 in conjunction with the
 initial public
 offering, net of
 offering costs totaling
 $6,264.................        --       --    6,000    6      59,730      --            --          --        59,736
Allocation of discount
 on Preferred Stock.....        --       --      --   --       12,918      --            --          --        12,918
Deemed Preferred Stock
 dividend...............        --       --      --   --      (12,918)     --            --          --       (12,918)
Net loss................        --       --      --   --          --       --            --      (29,613)     (29,613)
                          ---------   ------  ------  ---    --------     ----      --------    --------     --------
Balance at December 31,
 1999...................        --    $  --   35,792  $36    $145,441     $(50)     $(11,534)   $(35,395)    $ 98,498
                          =========   ======  ======  ===    ========     ====      ========    ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                  FOGDOG, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                     Year Ended December 31,
                                                     --------------------------
                                                       1999     1998     1997
                                                     --------  -------  -------
Cash flows from operating activities:
  Net loss.........................................  $(29,613) $(4,120) $(1,045)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Allowances for bad debt and sales returns......       215       30      --
    Depreciation and amortization..................       428      122      105
    Amortization of intangible assets..............       473      --       --
    Amortization of stock-based compensation.......     3,424      243      --
    Non-employee stock-based expense...............     3,737        4      --
    Changes in assets and liabilities:
      Accounts payable and other current
       liabilities.................................     7,311      945       27
      Other assets.................................     1,738      --         8
      Accounts receivable..........................      (356)     (12)     (17)
      Merchandise inventory........................    (2,765)     --       --
      Prepaid expenses and other current assets....    (1,881)    (164)       7
                                                     --------  -------  -------
        Net cash used in operating activities......  (17,289)   (2,952)    (915)
                                                     --------  -------  -------
Cash flows from investing activities:
  Purchase of property and equipment...............    (2,385)    (269)     (81)
  Sale of short-term investments...................     9,600      --       --
  Purchase of short-term investments...............   (55,627)    (423)     --
                                                     --------  -------  -------
        Net cash used in investing activities......   (48,412)    (692)     (81)
                                                     --------  -------  -------
Cash flows from financing activities:
  Proceeds from the sale of Common Stock...........    57,908       23      --
  Proceeds from the sale of Preferred Stock........    32,573    4,455      528
  Proceeds from (payments under) term loan.........       506      266      (70)
  Payments under capital leases....................        (3)     (15)     (21)
  Proceeds from (payments under) line of credit....      (423)     186      237
  Payments under software loan.....................      (103)     (58)     --
  Proceeds from (payments under) notes payable to
   Stockholders....................................       --       170      162
                                                     --------  -------  -------
        Net cash provided by financing activities..    90,458    5,027      836
                                                     --------  -------  -------
Net increase (decrease) in cash and cash
 equivalents.......................................    24,757    1,383     (160)
Cash and cash equivalents at the beginning of the
 period............................................     1,694      311      471
                                                     --------  -------  -------
Cash and cash equivalents at the end of the period.  $ 26,451  $ 1,694  $   311
                                                     ========  =======  =======
Supplemental disclosure of cash flow information:
  Interest paid....................................  $     89  $    57  $    14
                                                     ========  =======  =======
Supplemental disclosure of noncash transactions:
  Conversion of note to Series B Preferred Stock...  $    --   $   325  $   --
                                                     ========  =======  =======
  Conversion of Preferred Stock to Common Stock....  $     24  $   --   $   --
                                                     ========  =======  =======
  Issuance of warrants.............................  $ 29,024  $   --   $    21
                                                     ========  =======  =======
  Software purchased under loan agreement..........  $    --   $   161  $   --
                                                     ========  =======  =======
  Issuance of stock in exchange for notes..........  $     50  $   --   $   --
                                                     ========  =======  =======
  Issuance of common stock in acquisition..........  $  2,132  $   --   $   --
                                                     ========  =======  =======

  The accompanying notes are an integral part of these consolidated financial statements.

                                 FOGDOG, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1--The Company and Summary of Significant Accounting Policies:

The Company

   Fogdog, Inc. (the "Company") is an online retailer of sporting goods. The Company's online retail store, "fogdog.com," offers products, detailed product information and personalized shopping services. During 1998 and 1997, the Company also provided web development services to sporting goods manufacturers, trade associations and retailers. The Company was incorporated in California in October 1994 as Cedro Group, Inc. and in November 1998, changed its name to Fogdog, Inc. The Company was reincorporated in the state of Delaware as Fogdog, Inc in September 1999.

Principles of consolidation

   The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Sports Universe, Inc. All intercompany accounts have been eliminated.

Use of estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash, cash equivalents and short-term investments

   The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company classifies all short-term investments as available-for-sale. At December 31, 1999, the fair value of these short-term investments approximated amortized cost and primarily mature within the next 12 months. Unrealized and realized gains and losses have been insignificant for all periods presented. Short-term investments at December 31, 1999 consist primarily of municipal bonds.

Merchandise inventory

   Inventory is stated at the lower of cost or market, determined on a weighted average basis.

Property and equipment

   Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the shorter of the estimated useful lives of the assets, generally three years, or the remaining lease term.

Web development costs

   Web development costs primarily consist of costs to develop software which enables users to access information on the customer's web site. Web development costs incurred prior to technological feasibility are expensed as incurred and are included in technology and content expense. The Company defines establishment of the technological feasibility as the completion of a working model. Software development costs incurred subsequent to the establishment of technological feasibility throughout the period of market availability of the web site are capitalized. Costs eligible for capitalization have been insignificant for all periods presented.

                                 FOGDOG, INC.

Intangible assets

   Purchased intangible assets are presented at cost, net of accumulated amortization, and are amortized using the straight line method over the estimated useful life of the assets. At each balance sheet date, the Company assesses the value of recorded intangible assets for possible impairment in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," ("SFAS 121"), based upon a number of factors including turnover of the acquired workforce and the undiscounted value of expected future operating cash flows. Since inception, the Company has not recorded any provisions for possible impairment of intangible assets. In September 1999, the Company acquired Sports Universe, Inc. in a purchase transaction which included recording goodwill of $2.7 million which is being amortized over its two year life. In October 1998, the Company purchased the mailing list, Internet domain name and client database from Sportscape.com for $55,000. The Company amortized the balance over a twelve month period.

Revenue recognition

   Merchandise revenue is earned by the Company from the sale of sporting goods through its online retail store. Merchandise revenue is recognized upon the shipment of the merchandise, which occurs only after credit card authorization is obtained. For sales of merchandise, the Company is responsible for establishing prices, processing the orders, and forwarding the information to the manufacturer, distributor or third-party warehouse for shipment. For these transactions, the Company assumes credit risk and is responsible for processing returns. The Company provides for estimated returns at the time of shipment based on historical data.

   Commission revenue was earned by the Company from catalog partners for transactions processed through the Company's online retail store. Revenue was recognized when the order was transmitted to the catalog partner. In commission sales, the Company processed orders in exchange for a commission on the sale of the vendor's merchandise. At the conclusion of the sale, the Company forwarded the order information to the vendor, which then charged the customer's credit card and shipped the merchandise directly to the customer. In a commission sale transaction, the Company did not take title or possession of the merchandise, and the vendor assumed all the risk of credit card chargebacks. The Company also earned commission revenue from transactions processed on several client sites. Commission revenue from these transactions has been immaterial to date.

   Revenue from web development services was recognized when the client's site had either been placed on-line or completed to the client's satisfaction, the Company had the right to invoice the customer, collection of the receivable was probable and there were no significant obligations remaining.

Advertising costs

   Advertising costs are expensed as in accordance with Statement of Position 93-7, "Reporting on Advertising Costs." Advertising expenses for the years ended December 31, 1999, 1998, 1997 were $9.2 million, $541,000, and $64,000, respectively.

Technology and Content

   Technology and content costs include costs to develop and maintain the Company's website and related content. Effective January 1, 1999, the Company adopted Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use." In accordance with SOP 98-1, the Company has capitalized approximately $411,000 of software for internal use purchased from outside vendors. During 1999, internal technology and content costs incurred primarily related to costs associated with displaying new products and related information. Such costs are expensed as incurred because the contents

                                 FOGDOG, INC.

are subject to continued and substantial change. Other internal costs incurred which were eligible for capitalization under SOP 98-1 were insignificant.

Net loss per share

   Basic net loss per share available to common stockholders is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of Common Stock outstanding during the period. Diluted net loss per share available to common stockholders is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common and potential common equivalent shares outstanding during the period. The calculation of diluted net loss per share excludes potential common shares if the effect is antidilutive. Potential common shares are composed of Common Stock subject to repurchase rights, incremental shares of Common Stock issuable upon the exercise of stock options and warrants and incremental shares of Common Stock issuable upon conversion of Preferred Stock. For the year ended December 31, 1999, net loss per share available to common stockholders includes a charge of $12.9 million to reflect the deemed preferred stock dividend recorded in connection with the Series D Preferred Stock financing.

   The following table sets forth the computation of basic and diluted net loss per share available to common stockholders for the periods indicated (in thousands, except per share amounts):

                                                     Year Ended December 31,
                                                     --------------------------
                                                       1999     1998     1997
                                                     --------  -------  -------
   Numerator:
     Net loss......................................  $(29,613) $(4,120) $(1,045)
     Deemed preferred stock dividend...............   (12,918)     --       --
                                                     --------  -------  -------
     Net loss available to common stockholders.....  $(42,531) $(4,120) $(1,045)
                                                     ========  =======  =======
   Denominator:
     Weighted average shares.......................     7,291    4,728    4,544
     Weighted average Common Stock subject to
      repurchase Agreements........................      (143)    (405)     --
                                                     --------  -------  -------
     Denominator for basic and diluted calculation.     7,148    4,323    4,544
                                                     ========  =======  =======
     Basic and diluted net loss per share available
      to common Stockholders.......................  $  (5.95) $ (0.95) $ (0.23)
                                                     ========  =======  =======

                                 FOGDOG, INC.

   The following table sets forth the weighted average potential shares of Common Stock that are not included in the diluted net loss per share available to common stockholders calculation above because to do so would be antidilutive for the periods indicated (in thousands):

                                                        Year Ended December 31,
                                                        ------------------------
                                                          1999    1998    1997
                                                        -------- ------- -------
   Weighted average effect of dilutive securities:
     Preferred Stock...................................   18,208   5,299     777
     Warrants to purchase Series A Preferred Stock.....       89      78       1
     Warrants to purchase Series C Preferred Stock.....    1,200     --      --
     Warrants to purchase Common Stock.................       71     --      --
     Employee stock options............................    3,714     810     524
     Common Stock subject to repurchase agreements.....      143     405     --
                                                        -------- ------- -------
                                                          23,425   6,592   1,302
                                                        ======== ======= =======

Income taxes

   A current tax liability or asset is recognized for the estimated taxes payable or refundable on tax returns for the current year. A deferred tax liability or asset is recognized for the estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred tax assets is reduced, if necessary, by the amount of any benefits that, based on available evidence, are not expected to be realized.

Comprehensive income

   Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. During each of the three years ended December 31, 1999, the Company has not had any significant adjustments to net loss that are required to be reported in comprehensive income (loss).

Segment information

   Effective January 1, 1998, the Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of Enterprise and Related Information." During each of the three years ended December 31, 1999, the Company's management focused its business activities on the marketing and sale of sporting goods over the Internet. Since management's primary form of internal reporting is aligned with the marketing and sale of sporting goods, the Company believes it operates in one segment. Revenue from shipments to customers outside of the United States was 6%, 6%, and 0% for the years ended December 31, 1999, 1998 and 1997, respectively.

Stock-based compensation

   The Company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Under APB 25, unearned compensation is based on the difference, if any, on the date of the grant, between the fair value of the Company's stock and the exercise price. Unearned compensation is amortized and expensed in accordance with Financial Accounting Standards Board Interpretation No. 28 using the multiple-option approach. The Company accounts for stock-based compensation issued to non-employees in accordance

                                 FOGDOG, INC.

with the provisions of SFAS No. 123 and Emerging Issues Task Force No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

Concentration of risk

   Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, short-term investments and accounts receivable. Cash equivalents are primarily composed of investments in money market funds and certificates of deposits and are maintained with two institutions and the composition and maturities are regularly monitored by management. The Company's short-term investments are managed by a single financial institution.

   The Company maintains an allowance for uncollectible accounts based upon the expected collectibility of all accounts receivable. At December 31, 1999, no customer represented more than 10% of outstanding accounts receivable. At December 31, 1998, two customers accounted for 21% and 15% of commission-related accounts receivable. At December 31, 1997, approximately 47% of web development accounts receivable represented amounts due from three different customers. Sales to these web development customers accounted for approximately 25% of the related revenues in 1997.

   Due to their short-term nature, the carrying value of all financial instruments approximate their respective fair value.

   Approximately 10% of the Company's revenue is derived from purchases from one manufacturer for the year ended December 31, 1999. The Company relies on a limited number of product manufacturers and third-party distributors to fulfill a large percentage of products offered on the online retail store. While management believes that alternate suppliers could provide product at comparable terms, the loss of any one manufacturer or distributor could delay shipments and have a material adverse effect on the Company's business, financial position and results of operations.

Reclassifications

   Freight, coupons and promotional discounts totaling $482,000 were reclassified in the first three quarters of 1999 from operating expense to cost of revenues, to conform to the fiscal 1999 presentation in accordance with applicable accounting requirements.

Recent accounting pronouncements

   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting with Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 137 deferred the effective date until the first fiscal quarter ending June 30, 2000. The Company will adopt SFAS 133 in its quarter ending June 30, 2000. The Company has not engaged in hedging activities or invested in derivative instruments.

                                 FOGDOG, INC.

Note 2--Balance Sheet Components (in thousands):

                                                                  December 31,
                                                                  -------------
                                                                   1999    1998
                                                                  -------  ----
   Prepaid expenses and other current assets:
     Prepaid advertising......................................... $ 1,024  $--
     Strategic agreements........................................     268   --
     Insurance...................................................     414   --
     Other.......................................................     257   132
                                                                  -------  ----
                                                                  $ 1,963  $132
                                                                  =======  ====
   Property and equipment:
     Computer equipment and software............................. $ 2,201  $627
     Office furniture and fixtures...............................     945   134
                                                                  -------  ----
                                                                    3,146   761
   Less: accumulated depreciation................................    (719) (291)
                                                                  -------  ----
                                                                  $ 2,427  $470
                                                                  =======  ====
   Other assets:
     Deferred alliance costs, net (Note 7)....................... $25,288  $--
     Deposits....................................................     244   --
     Other.......................................................     176   --
                                                                  -------  ----
                                                                  $25,708  $--
                                                                  =======  ====
   Other current liabilties:
     Accrued professional fees................................... $   410  $--
     Strategic agreements........................................   1,274   --
     Deferred revenue............................................     386   --
     Accrued compensation........................................   1,028   375
     Other.......................................................     185    48
                                                                  -------  ----
                                                                  $ 3,283  $423
                                                                  =======  ====

Note 3--Long-Term Debt (in thousands):

   Long-term debt consists of the following:

                                                                 December 31,
                                                                 --------------
                                                                  1999    1998
                                                                 ------  ------
   Equipment term loan (a)...................................... $  700  $  134
   Line of credit (b)...........................................    --      423
   Equipment term loan (b)......................................     73     132
   Software loan (c)............................................    --      103
   Capital leases...............................................    --        3
                                                                 ------  ------
                                                                    773     795
   Current portion of long-term debt............................   (473)   (606)
                                                                 ------  ------
                                                                 $  300  $  189
                                                                 ======  ======

(a) In September 1998, the Company entered into a loan agreement with a bank which provided borrowings up to $800,000. Borrowings under the agreement bear interest at the prime rate plus one-half percent (9.0% and 8.25% at December 31, 1999 and 1998, respectively) and are payable in equal monthly installments

                                 FOGDOG, INC.

   over a twenty-four month period beginning in October 1999. Borrowings for software, furniture, fixtures or telephone equipment are limited to 75% of the invoice amount. The Company must meet certain financial covenants in connection with the loan agreement with which it was in compliance at December 31, 1999.

(b) In December 1997, the Company entered into a loan agreement with a bank which provided for a line of credit and an equipment term loan. Under the line of credit, the Company was permitted to borrow up to $500,000 and was required to keep cash on hand to cover the balance outstanding. At December 31, 1998, the Company had short-term investments of $423,000 collateralized under the agreement. The line of credit bore interest at 8.75% at December 31, 1998. Interest on the line was payable monthly. The line was paid off and terminated by the Company in September 1999. The company entered into a new line of credit in December 1999. Under the new credit line, the Company is permitted to borrow up to $3,000,000. The line of credit bears interest at the prime rate plus one half percent (9% at December 31, 1999) and there was no outstanding balance at December 31, 1999.

     As of December 31, 1999 the Company had $73,000 outstanding under an existing term loan used to purchase capital equipment, furniture, software or other equipment. The term loan bears interest at the prime rate plus one percent (9.5% and 8.75% at December 31, 1999 and 1998) and is payable in twenty-four equal installments, including interest, commencing on January 28, 1999. In December of 1999 the Company entered into a new equipment term loan. Under the equipment term loan, the Company can borrow up to $2,000,000 to be used to purchase capital equipment, furniture, software or other equipment. The term loan bears interest at the prime rate plus one percent (9.5% at December 31, 1999), and interest on the unpaid principal is due monthly. The term loan is subject to two semi-annual term out and principal payments. Balances outstanding on June 30, 2000 will be paid back in 33 monthly payments of interest and principal beginning on July 15, 2000. Borrowings made after on July 1, 2000 through December 2000 will be paid back in 33 monthly payments of interest and principal beginning on January 15, 2001. The Company must meet certain financial covenants in connection with the loan agreement with which it was in compliance at December 31,1999.

(c) In October 1998, the Company entered into a loan agreement with a software company to purchase software. Borrowings under the agreement bear interest at 7.5% and were repaid in 1999.

    Under the terms of the loan agreements, the Company is prohibited from paying dividends without approval from the bank.

Note 4--Acquisition

   Effective September 3, 1999, the Company merged with Sports Universe, Inc. ("Sports Universe"). Sports Universe sells equipment and apparel for wakeboarding, waterskiing, inline skating, surfing and skateboarding on the Internet. The merger was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their fair values as of the acquisition date. The total purchase price of approximately $2.1 million consisted of 266,665 shares of Company Common Stock with an estimated fair value of approximately $8.00 per share and other acquisition related expenses of approximately $30,000 primarily of payments for professional fees. The purchase price was allocated to net tangible liabilities assumed of $538,000 and goodwill of $2.7 million. The acquired goodwill will be amortized over its estimated useful life of two years. The results of operations for Sports Universe have been included in the Company's operations as of September 3, 1999.

                                 FOGDOG, INC.

   The following table summarizes unaudited consolidated information for the Company and Sports Universe (in thousands except per share amounts), giving effect to this merger as if it had occurred on February 9, 1998 ("inception") by consolidating the results of operations of Sports Universe from inception through the year ended December 31, 1999.

                                                              Pro Forma
                                                      -------------------------
                                                       Year ended   Year ended
                                                      December 31, December 31,
                                                          1999         1998
                                                      ------------ ------------
                                                             (unaudited)
   Net revenues......................................   $  7,508     $   944
   Net loss available to common stockholders.........    (43,569)     (5,790)
   Basic and diluted net loss per share available to
    common stockholders..............................   $  (6.10)    $ (1.27)

Note 5--Commitments and contingencies:

Operating leases

   The Company leases office space under noncancelable operating leases at two locations, expiring in April 2001 and July 2004. Rent expense totaled $556,000, $157,000 and $51,000 for the years ended December 31, 1999, 1998 and
1997, respectively. The Company sublets one of the spaces for a total of $385,000 through April 2001.

   Future minimum lease payments under noncancelable operating leases are as follows (in thousands):

   Years Ending December 31,
   -------------------------
      2000................................................................ $1,113
      2001................................................................  1,042
      2002................................................................  1,024
      2003................................................................  1,062
      2004................................................................    633
                                                                           ------
                                                                           $4,874
                                                                           ======

Distributor and Strategic Agreements

   The Company maintains agreements with independent distributors to provide merchandise. The terms of these agreements are generally one to three years with optional extension periods. Annual minimum payments under these agreements are $344,000. The Company is also obligated under the strategic agreement signed with Nike USA, Inc. ("Nike") (Note 7) to make two installment payments of $250,000, one of which was paid upon entering the agreement and the second of which was due upon the earlier of seven days after the closing of the Company's initial public offering or January 15, 2000. The second payment was accrued at December 31, 1999 and the related expense is being amortized over the life of the strategic agreement.

Advertising

   As of December 31, 1999 the Company had commitments for online and traditional offline advertising of approximately $5.7 million for fiscal 2000.

                                 FOGDOG, INC.

Contingencies

   From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. In the opinion of management, there are no pending claims of which the outcome is expected to result in a material adverse effect on the financial position or results of operations or cash flows of the Company.

Note 6--Income Taxes:

   The Company incurred net operating losses for each of the three years ended December 31, 1999 and accordingly, no provision for income taxes has been recorded. The tax benefit is reconciled to the amount computed using the federal statutory rate as follows (in thousands):

                                                    Year Ended December 31,
                                                   ----------------------------
                                                     1999       1998     1997
                                                   ---------  --------  -------
   Federal statutory benefit...................... $ (10,023) $ (1,400) $ (355)
   State taxes, net of federal benefit............      (905)     (247)    (63)
   Future benefits not currently recognized.......     8,238     1,550     418
   Nondeductible compensation.....................     1,164        97     --
   Other..........................................     1,526       --      --
                                                   ---------  --------  ------
                                                   $     --   $    --   $  --
                                                   =========  ========  ======

   At December 31, 1999, the Company had approximately $25.4 million of federal and $12.8 million of state net operating loss carryforwards available to offset future taxable income which expire at various dates through 2019. Under the Tax Reform Act of 1986, the amount of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period.

   Deferred tax assets and liabilities consist of the following (in thousands):

                                                                December 31,
                                                              -----------------
                                                                1999     1998
                                                              --------  -------
   Deferred tax assets:
     Net operating loss carryforwards........................ $  9,383  $ 1,843
     Accruals and allowances.................................      714      354
                                                              --------  -------
       Net deferred tax assets...............................   10,097    2,197
   Valuation allowance.......................................  (10,097)  (2,197)
                                                              --------  -------
                                                              $    --   $   --
                                                              ========  =======

   The Company has incurred losses for the three years ended December 31, 1999. Management believes that based on the history of such losses and other factors, the weight of available evidence indicates that it is more likely than not that the Company will not be able to realize its deferred tax assets and thus a full valuation allowance has been recorded at December 31, 1999 and 1998.

                                 FOGDOG, INC.

Note 7--Common Stock:

   In December 1999, the Company completed an initial public offering of 6,000,000 shares of Common Stock at $11.00 per share, proceeds were approximately $59.7 million, net of issuance costs. The Company's Certificate of Incorporation, as amended in the State of Delaware in September 1999, authorizes the Company to issue 100,000,000 shares of Common Stock with a par value of $0.001. In January 2000, the Company sold an additional 425,000 shares at $11.00 per share which generated proceeds of approximately $4.2 million, net of issuance costs in connection with the exercise of the underwriters over-allotment.

   In November 1999, the Company's Board of Directors approved a two for three reverse stock split of the outstanding shares of common, convertible redeemable preferred stock and stock options. In September 1997, the Board of Directors approved a two-for-one stock split of the Company's Common Stock and Preferred Stock with a corresponding adjustment to outstanding stock options. All common and preferred share and per share data in the accompanying financial statements have been adjusted retroactively to give effect to both of the stock splits.

   A portion of the shares owned by the employees prior to the initial public offering are subject to a right of repurchase by the Company subject to vesting. At December 31, 1999 and 1998, there were approximately 351,000 and 870,000 shares, respectively, subject to repurchase.

   During the years ended December 31, 1998, the Company issued 47,413 shares of Common Stock to consultants in exchange for services. In connection with these issuances, the Company recorded expenses of $4,000, respectively, based on the fair value of the Common Stock on the date of grant as determined by the Board of Directors. The Board in determining the fair value of the common stock considered, among other things, the relative level of revenues and other operating results, the absence of a public trading market for the Company's securities and the competitive nature of the Company's market.

Warrants for Common Stock

   In connection with the loan agreement entered into in December 1997, the Company issued to the bank a warrant to purchase 29,630 shares of Series A Preferred Stock. The warrant may be exercised at any time between May 1, 1998 and December 24, 2002 at an exercise price of $0.84 per share. The warrant was recorded as a debt discount at its estimated fair value of $8,000. Amortization of the discount was recognized as interest expense over the term of the loan agreement. The warrant automatically converted to a warrant to purchase Common Stock upon the effective date of the initial public offering, December 9, 1999.

   In connection with the issuance of convertible promissory notes to certain holders of the Series A Preferred Stock in May 1998 and December 1997, the Company issued warrants to purchase 35,556 shares of Series A Preferred Stock. The warrants may be exercised at any time prior to December 26, 2002 at an exercise price of $0.84 per share. The warrants were recorded as a debt discount at its estimated fair value of $13,000. Amortization of the discount is being recognized as interest expense over the term of the promissory notes. The warrants automatically converted to warrants to purchase Common Stock upon the effective date of the initial public offering, December 9, 1999.

   In May 1998 and December 1997, the Company issued warrants to purchase 24,000 shares of Series A Preferred Stock to certain members of the Board of Directors for services. The warrants may be exercised at any time prior to May 22, 2003 and December 26, 2002 at an exercise price of $0.84 per share. The warrants automatically converted to warrants to purchase Common Stock upon the effective date of the initial public offering, December 9, 1999. The estimated fair value of the warrants was $8,000. The Company has not recorded any expense for the estimated fair value of the warrants because such amounts were insignificant.

                                 FOGDOG, INC.

   In November 1998, the Company issued fully-vested warrants to purchase 146,667 shares of Common Stock to certain investors for services provided. The warrants were exercisable at the option of the holder at any time prior to March 7, 1999 at an exercise price of $0.75 per share. The estimated fair value of the warrants was $2,000. The Company has not recorded any expense for the estimated fair value of the warrants because such amount was insignificant. The warrants were fully exercised in May 1999.

   In March 1999, the Company issued a fully-vested warrant to purchase 64,762 shares of Common Stock to a distributor in exchange for exclusivity rights. The warrant is exercisable at the option of the holder at any time prior to March 31, 2000 at an exercise price of $1.54 per share. The warrant is recorded as a marketing and sales expense at its estimated fair value of $26,000 over the term of the distribution agreement.

   In May 1999, the Company issued a fully-vested warrant to purchase 4,166 shares of Common Stock to a distributor in exchange for exclusivity rights. The warrant is exercisable at the option of the holder at any time prior to May 31, 2000, at an exercise price of $4.50 per share. The estimated fair value of the warrant was $3,000. The Company has not recorded any expense for the estimated fair value of the warrants because such amount was insignificant.

   In September 1999, the Company entered into a two-year strategic agreement with Nike to distribute Nike products over the Company's web site. In exchange for certain online exclusivity rights, the Company granted Nike a fully-vested warrant to purchase 4,114,349 shares of Series C Preferred Stock at $1.54 per share. The warrant automatically converted to a warrant to purchase Common Stock upon the closing of the initial public offering on December 9, 1999. The Company will expense the estimated fair value of the warrant of approximately $28.8 million over the term of the distribution agreement as marketing and sales expense. The Company estimated the fair value using the Black-Scholes option model with a per share value of $8.00 for the Series C Preferred Stock. The unamortized balance at December 31, 1999 is included in other assets, net as deferred alliance costs.

   In September 1999, the Company issued fully-vested warrants to purchase 46,667 shares of Common Stock to distributors in exchange for exclusivity rights. The warrants are exercisable at the option of the holders at any time prior to March 31, 2000 at an exercise price of $4.50 per share. The warrants are recorded as marketing and sales expenses at their estimated fair values of $184,000 over the term of their respective distribution agreements.

   The Company estimated the fair value of each warrant using the Black-Scholes option pricing model using the following assumptions:

                                                                 Year Ended
                                                                December 31,
                                                               ----------------
                                                                  1999     1998
                                                               ----------  ----
   Risk-free interest rate.................................... 4.88%-5.11% 5.46%
   Expected life (in years)...................................       Term  Term
   Dividend yield.............................................          0%    0%
   Expected volatility........................................         90%   50%

Note 8--Preferred Stock:

   The Company is authorized, subject to limitations prescribed by Delaware law, to provide for the issuance of Preferred Stock in one or more series, to establish from time to time the number of shares included within each series, to fix the rights, preferences and privileges of the shares of each wholly unissued series and any qualifications, limitations or restrictions thereon, and to increase or decrease the number of shares of any such series (but not below the number of shares of such series then outstanding) without any further vote or action by the stockholders. At December 31, 1999, there were 5,000,000 shares of Preferred Stock authorized for issuance, and no shares issued or outstanding.

                                 FOGDOG, INC.

   Convertible Preferred Stock ("Preferred Stock") prior to the initial public offering on December 9, 1999 consisted of the following (in thousands, except per share amounts):

                                                                        Proceeds
                                                                         Net of
                             Shares               Per Share Liquidation Issuance
   Series                  Authorized Outstanding  Amount     Amount     Costs
   ------                  ---------- ----------- --------- ----------- --------
   A.....................     2,813      1,786      $0.84     $ 1,502   $ 1,473
   B.....................     9,679      6,453       0.75       4,839     4,780
   C.....................    23,804     11,657       1.54      18,000    17,923
   D.....................     5,500      3,529       4.34      15,300    14,650
                             ------     ------                -------   -------
                             41,796     23,425                $39,641   $38,826
                             ======     ======                =======   =======

   The Company recorded a deemed preferred stock dividend of $12.9 million to reflect the difference between the issuance price of $4.34 and estimated fair value of the Series D Preferred Stock of $8.00.

Note 9--Employee Benefits:

Stock Option Plans

   In November 1996, the Board of Directors adopted the 1996 Stock Option Plan providing for the issuance of incentive and nonstatutory stock options to employees, consultants and outside directors of the Company. In September 1999, the Company's Board of Directors approved the 1999 Stock Incentive Plan (the "Plan"), which will serve as the successor plan to the 1996 Plan. The Plan provides for the issuance of incentive and nonstatutory stock options to employees, consultants and outside directors of the Company. The Plan became effective immediately prior to the completion of the initial public offering. The common stock reserved under the plan is 6,296,631. The share reserve will automatically increase on the first trading day in January each year, beginning with calendar year 2001 through 2005, equal to 3% of the total number of shares of common stock outstanding on the last trading day in December in the immediately preceding year, but in no event will any such annual increase exceed 2,000,000 shares.

   Options may be granted at an exercise price at the date of grant of not less than the fair market value per share for incentive stock options and not less than 85% of the fair market value per share for nonstatutory stock options, except for options granted to a person owning greater than 10% of the total combined voting power of all classes of stock of the Company, for which the exercise price of the option must be not less than 110% of the fair market value. Prior to the initial public offering, the fair market value of the Company's Common Stock was determined by the Board of Directors or a committee thereof.

   Options granted under the Plan generally become exercisable at a rate of 25% after the first year and ratable each month over the next three years and expire no later than ten years after the grant date.

                                 FOGDOG, INC.

   The following table summarizes information about stock option activity under the Plan (in thousands, except per share amounts):

                                            Year Ended December 31,
                                --------------------------------------------------
                                     1999             1998             1997
                                ---------------- ---------------- ----------------
                                        Weighted         Weighted         Weighted
                                        Average          Average          Average
                                        Exercise         Exercise         Exercise
                                Shares   Price   Shares   Price   Shares   Price
                                ------  -------- ------  -------- ------  --------
Outstanding at beginning of
 period.......................   2,404   $0.083  1,199    $0.083    --     $  --
Granted below fair value......   4,176     2.08  1,931     0.083    --        --
Granted at fair value.........     --       --      13     0.083  1,231     0.083
Exercised.....................  (1,067)    0.23   (292)    0.083     (5)    0.083
Canceled......................    (514)    0.87   (447)    0.083    (27)    0.083
                                ------           -----            -----
Outstanding at end of period..   4,999     1.64  2,404     0.083  1,199     0.083
                                ======           =====            =====
Options vested................   2,762             504              --
                                ======           =====            =====
Weighted average fair value of
 options granted during the
 period.......................           $ 4.16           $ 0.72           $0.083
                                         ======           ======           ======

   At December 31, 1999, the Company had 385,000 shares available for future grant under the Plan.

   The following table summarizes the information about stock options outstanding and exercisable as of December 31, 1999 (in thousands, except per share amounts):

                                 Options Outstanding        Options Exercisable
                           -------------------------------- --------------------
                                        Weighted
                                         Average
                                        Remaining  Weighted             Weighted
                                       Contractual Average              Average
                             Number       Life     Exercise   Number    Exercise
      Exercise Price       Outstanding (in years)   Price   Exercisable  Price
      --------------       ----------- ----------- -------- ----------- --------
$0.083....................    1,479       3.14      $0.083       448     $0.083
$0.33.....................    1,226       4.34        0.33       123       0.33
$1.32.....................      998       4.45        1.32       645       1.32
$4.50.....................    1,075       4.50        4.50       428       4.50
$6.75.....................      221       5.10        6.50       --         --
                              -----       ----      ------     -----     ------
  Total...................    4,999       4.10        1.65     1,644     $ 1.74
                              =====       ====      ======     =====     ======

1999 Employee Stock Purchase Plan

   In September 1999, the Company's Board of Directors approved the 1999 Employee Stock Purchase Plan (the "1999 ESPP"). Under the plan, eligible employees can have up to 15% of their earnings withheld to be used to purchase shares of Common Stock on specified dates determined by the Board of Directors. The price of Common Stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the Common Stock on the commencement date of each offering period or the specified purchase date. The Board of Directors may specify a look-back period of up to 24 months. The Common Stock reserved for future issuances under the plan is 500,000 shares of Common Stock. Additionally, the shares reserved in the plan will automatically increase on the first trading day in January each year, beginning with calendar year 2000 through 2005, equal to 1% of the total number of shares of common stock outstanding on the last trading day in December in the immediately preceeding year, but in no event will exceed 1,000,000 shares.

                                 FOGDOG, INC.

Fair value disclosures

   The Company applies the measurement principles of APB No. 25 in accounting for its stock option plan. Had compensation expense for options granted for the years ended December 31, 1999, 1998 and 1997 been determined based on the fair value at the grant date as prescribed by SFAS No. 123, the Company's net loss and net loss per share would have decreased to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                   Year Ended December 31,
                                                   --------------------------
                                                     1999     1998     1997
                                                   --------  -------  -------
   Net loss available to common stockholders:
     As reported.................................. $(42,531) $(4,120) $(1,045)
                                                   ========  =======  =======
     Pro forma.................................... $(40,669) $(4,018) $(1,048)
                                                   ========  =======  =======
   Basic and diluted net loss per share available
    to common Stockholders:
     As reported.................................. $  (5.95) $ (0.95) $ (0.23)
                                                   ========  =======  =======
     Pro forma.................................... $  (5.69) $ (0.93) $ (0.23)
                                                   ========  =======  =======

   The Company calculated the minimum fair value of each option grant on the date of grant using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following assumptions:

                                                               Year Ended
                                                              December 31,
                                                           --------------------
                                                             1999       1998
                                                           ---------  ---------
   Risk-free interest rates............................... 4.34-5.50% 4.06-5.15%
   Expected lives (in years)..............................         5          5
   Dividend yield.........................................         0%         0%
   Expected volatility....................................        90%         0%

   Because the determination of fair value of all options granted after such time as the Company becomes a public entity will include an expected volatility factor in addition to the factors described in preceding paragraph, the above results may not be representative of future periods.

                                 FOGDOG, INC.

Unearned stock-based compensation

   In connection with certain stock option grants, during the year ended December 31, 1999 and 1998, the Company recognized unearned stock-based compensation totaling $13.8 million and $1.2 million, respectively, which is being amortized over the vesting periods of the related options, which is generally four years, using the multiple option approach. Amortization expense recognized for the year ended December 31, 1999 and 1998 was approximately $3.4 million and $243,000, respectively. During the year ended December 31, 1999, the Company issued 57,500 options to consultants in exchange for services. In determining the fair market value on each grant date the Company, prior to the completion of the initial public offering, considered among other things, the relative level of revenues and other operating results, the absence of a public trading market for the Company's securities and the competitive nature of the Company's market.

                                                                    Year Ended
                                                                     December
                                                                        31,
                                                                    -----------
                                                                     1999  1998
                                                                    ------ ----
   Marketing and sales............................................. $1,236 $ 60
   Technology and content..........................................    321   38
   General and administrative......................................  1,867  145
                                                                    ------ ----
      Total stock-based compensation............................... $3,424 $243
                                                                    ====== ====

401(k) Plan

   During the year ended December 31, 1998, the Board of Directors adopted an employee savings and retirement plan (the "401(k) Plan") offering substantially all of the Company's employees the opportunity to participate. Pursuant to the 401(k) Plan, eligible employees may elect to reduce their current compensation by up to the statutory prescribed limit and have the amount of such reduction contributed to the 401(k) Plan. The Company may make contributions to the 401(k) Plan on behalf of eligible employees. To date, the Company has not made any contributions to the 401(k) Plan.

                                 EXHIBIT INDEX

 Exhibit
 Number                          Description of Document
 -------                         -----------------------
 2.1**    Agreement and Plan of Reorganization, dated August 13, 1999, by and among the registrant, Fogdog Acquisition Corp., Sports Universe, Inc.
          and certain principal stockholders of Sports Universe, Inc.
 3.1**    Amended and Restated Certificate of Incorporation.
 3.2**    Amended and Restated Bylaws.
 4.1**    Form of registrant's Specimen Common Stock Certificate.
 4.2**    Third Amended and Restated Registration Rights Agreement, dated March
          3, 1999, April 16, 1999, and September 23, 1999, by and among the registrant and the parties who are signatories thereto.
 4.3**    Warrant to Purchase Series A Preferred Stock, dated December 24,
          1997, by and between the registrant and Imperial Bank.
 4.4**    Warrant to Purchase Series C Preferred Stock, dated September 23,
          1999, by and between the registrant and Nike USA, Inc.
 10.1**   Registrant's 1999 Stock Incentive Plan.
 10.2**   Registrant's 1999 Employee Stock Purchase Plan.
 10.3**   Form of registrant's Directors and Officers' Indemnification
          Agreement.
 10.4+**  Agreement, dated June 30, 1999, by and between the registrant and
          America Online Inc.
 10.5**   Amended and Restated Loan Agreement, dated September 16, 1998, by and between the registrant and Imperial Bank.
 10.6**   Sublease, dated July 14, 1999, by and between the registrant and
          Ampex Corporation.
 10.7**   Letter Agreement, dated December 9, 1997, by and between the registrant and Robin Smith.
 10.8**   Amended and Restated Employment Agreement, effective September 17,
          1999, by and between the registrant and Timothy Harrington.
 10.9**   Employment Agreement, dated June 12, 1998, by and between the registrant and Robert Chea.
 10.10**  Amended and Restated Employment Agreement, dated April 5, 1999, by and between the registrant and Brett Allsop.
 10.11**  Letter Agreement, dated August 23, 1999, by and between the registrant and Timothy Joyce.
 10.12+** Order Fulfillment Services Agreement, dated September 17, 1999, by and between the registrant and Keystone Fulfillment, Inc.
 10.13+** Letter Agreement dated September 17, 1999, by and between the registrant and Nike USA, Inc.
 10.14**  Letter Agreement, dated November 1, 1999, by and between, the registrant and Mark Garrett.
 21.1**   Subsidiaries of the Registrant.
 23.1     Consent of PricewaterhouseCoopers LLP, Independent Accountants.
 24.1     Power of Attorney (included on page 39).
 27.1**   Financial Data Schedule for Sports Universe, Inc. (In EDGAR format only)
 27.2     Financial Data Schedule for Fogdog, Inc. (In EDGAR format only)

--------
*  To be filed by amendment
**  Previously filed
+  Confidential Treatment Requested