Form 10-Q
period 2000-03-31
FOGDOG INC
filed 2000-05-15
CIK 1094323

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                 For the quarterly period ended March 31, 2000

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

                      For the transition period from  to

                       Commission File Number 000-27437

                                 FOGDOG, INC.
            (Exact name of registrant as specified in its charter)

                  Delaware                                       77-0388602
        (State or other jurisdiction                          (I.R.S. Employer
      of incorporation or organization)                     Identification No.)

                 500 Broadway, Redwood City, California 94063
                   (Address of principal executive offices)

      Registrant's telephone number, including area code: (650) 980-2500

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [_]

  Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                    Class                                Outstanding at May 5, 2000
                    -----                                --------------------------
       Common Stock, $0.001 par value                            36,447,317

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

 PART I.    FINANCIAL INFORMATION

    Item 1. Condensed Consolidated Financial Statements (unaudited)......     3

            Condensed Consolidated Balance Sheets at March 31, 2000 and
             December 31, 1999...........................................     3

            Condensed Consolidated Statements of Operations for the Three
             Months Ended March 31, 2000 and 1999........................     4

            Condensed Consolidated Statements of Cash Flows for the Three
             Months Ended March 31, 2000 and 1999........................     5

            Notes to Condensed Consolidated Financial Statements ........     6

    Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................     8

    Item 3. Quantitative and Qualitative Disclosures About Market Risk...    26

 PART II.   OTHER INFORMATION............................................    27

    Item 1. Legal Proceedings............................................    27

    Item 2. Changes in Securities and Use of Proceeds....................    27

    Item 3. Defaults Upon Senior Securities..............................    27

    Item 4. Submission of Matters to a Vote of Security Holders..........    27

    Item 5. Other Information............................................    27

            Exhibits, Financial Statement Schedules, and Reports on Form
    Item 6.  8-K.........................................................    27

    Signatures............................................................   29

PART I. FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

                                  FOGDOG, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (in thousands; unaudited)

                                                         March 31,  December 31,
                                                           2000         1999
                                                         ---------  ------------
                         ASSETS
Current assets:
  Cash and cash equivalents............................. $ 24,388     $ 26,451
  Short-term investments................................   35,856       46,450
  Accounts receivable, net of allowances of $143 and $3,
   respectively.........................................      227          216
  Merchandise inventory.................................    3,333        2,765
  Prepaid expenses and other current assets.............    7,393        1,963
                                                         --------     --------
    Total current assets................................   71,197       77,845
Property and equipment, net.............................    3,080        2,427
Intangible assets, net..................................    1,880        2,212
Other assets, net.......................................   22,352       25,708
                                                         --------     --------
    Total assets........................................ $ 98,509     $108,192
                                                         ========     ========

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable...................................... $  6,389     $  5,638
  Current portion of long-term debt.....................      454          473
  Other current liabilities.............................    2,057        3,283
                                                         --------     --------
    Total current liabilities...........................    8,900        9,394
                                                         --------     --------
Long-term debt, less current portion....................      200          300
                                                         --------     --------
Stockholders' equity:
  Convertible Preferred Stock, $0.001 par value, 5,000
   shares authorized and zero outstanding...............      --           --
  Common Stock, $0.001 par value, 100,000 shares
   authorized; 36,186 and 35,792 issued and
   outstanding..........................................       36           36
  Additional paid-in capital............................  147,599      145,441
  Notes receivable......................................      (50)         (50)
  Unearned stock-based compensation.....................   (8,034)     (11,534)
  Accumulated deficit...................................  (50,142)     (35,395)
                                                         --------     --------
    Total stockholders' equity..........................   89,409       98,498
                                                         --------     --------
    Total liabilities and stockholders' equity.......... $ 98,509     $108,192
                                                         ========     ========

     See accompanying notes to condensed consolidated financial statements.

                                  FOGDOG, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
              (in thousands, except per share amounts; unaudited)

                                                               Three Months
                                                             Ended March 31,
                                                             -----------------
                                                               2000     1999
                                                             --------  -------
Net revenues................................................ $  4,706  $   353
Cost of revenues............................................    4,559      323
                                                             --------  -------
Gross profit................................................      147       30
                                                             --------  -------
Operating expenses:
  Marketing and sales.......................................   11,232    1,445
  Technology and content....................................    1,321      482
  General and administrative................................    1,681      304
  Amortization of intangible assets.........................      332       12
  Amortization of stock-based compensation..................    1,329      331
                                                             --------  -------
    Total operating expenses................................   15,895    2,574
                                                             --------  -------
Operating loss..............................................  (15,748)  (2,544)
Interest income, net........................................    1,001       22
                                                             --------  -------
Net loss.................................................... $(14,747) $(2,522)
                                                             ========  =======
Basic and diluted net loss per share........................ $  (0.41) $ (0.65)
                                                             ========  =======
Basic and diluted weighted average shares used in the
 computation of
 net loss per share.........................................   35,912    3,855
                                                             ========  =======



     See accompanying notes to condensed consolidated financial statements.

                                  FOGDOG, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           (in thousands; unaudited)

                                                               Three Months
                                                             Ended March 31,
                                                             -----------------
                                                               2000     1999
                                                             --------  -------
Cash flows from operating activities:
  Net loss.................................................. $(14,747) $(2,522)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Allowances for bad debt and sales returns...............      541      --
    Depreciation and amortization...........................      259       67
    Amortization of intangible assets.......................      332      --
    Amortization of stock-based compensation................    1,364      331
    Non-employee stock based expense........................    3,249      --
    Changes in assets and liabilities:
      Accounts payable and other current liabilities........     (475)      68
      Other assets..........................................      107      --
      Accounts receivable...................................     (552)     (14)
      Merchandise inventory.................................     (568)     --
      Prepaid expenses and other current assets.............   (5,430)    (151)
                                                             --------  -------
        Net cash used in operating activities...............  (15,920)  (2,221)
                                                             --------  -------
Cash flows from investing activities:
  Sale of short-term investments............................   33,650      --
  Purchase of short-term investments........................  (23,056)     --
  Purchase of property and equipment........................     (912)    (219)
                                                             --------  -------
        Net cash provided by (used in) investing
         activities.........................................    9,682     (219)
                                                             --------  -------
Cash flows from financing activities:
  Proceeds from the sale of Common Stock....................    4,298      --
  Proceeds from the sale of Preferred Stock.................      --     9,961
  Proceeds from term loan...................................      --       172
  Payments under capital leases.............................      --        (3)
  Payments under line of credit.............................     (119)     --
  Repurchase of Common Stock................................       (4)     --
  Payments under sofware loan...............................      --       (28)
                                                             --------  -------
        Net cash provided by financing activities...........    4,175   10,102
                                                             --------  -------
Net increase (decrease) in cash and cash equivalents........   (2,063)   7,662
Cash and cash equivalents at the beginning of the period....   26,451    1,694
                                                             --------  -------
Cash and cash equivalents at the end of the period.......... $ 24,388  $ 9,356
                                                             ========  =======

     See accompanying notes to condensed consolidated financial statements.

                                 FOGDOG, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

Note 1--The Company and basis of presentation

  Fogdog, Inc. ("the Company") is an online retailer of sporting goods. The Company's online retail store "fogdog.com" offers products, detailed product information and personalized shopping services. The Company was incorporated in California in October 1994 as Cedro Group, Inc. and in November 1998, changed its name to Fogdog, Inc. The Company was reincorporated in the state of Delaware as Fogdog, Inc. in September 1999. The accompanying unaudited condensed financial statements reflect all adjustments, which in the opinion of management, are necessary for the fair presentation of the financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results to be expected for the full fiscal year or any future period. These financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the 1999 Annual Report on Form 10-K. Certain amounts in this Form 10-Q have been reclassified to conform the financial statement presentation.

Note 2--Net loss per share

  Basic net loss per share available to common stockholders is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of Common Stock outstanding during the period. Diluted net loss per share available to common stockholders is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common and potential common equivalent shares outstanding during the period. The calculation of diluted net loss per share excludes potential common shares if the effect is antidilutive. Potential common shares are composed of Common Stock subject to repurchase rights, incremental shares of Common Stock issuable upon the exercise of stock options, and warrants and incremental shares of Common Stock issuable upon conversion of Preferred Stock.

  The following table sets forth the computation of basic and diluted net loss per share available to common stockholders for the periods indicated (in thousands, except per share amounts):

                                                              Three Months
                                                            Ended March 31,
                                                            -----------------
                                                              2000     1999
                                                            --------  -------
   Numerator:
     Net loss.............................................. $(14,747) $(2,522)
                                                            ========  =======
   Denominator:
     Weighted average shares...............................   36,186    4,925
     Weighted average Common Stock subject to repurchase
      agreements...........................................     (274)  (1,070)
                                                            --------  -------
     Demoninator for basic and diluted calculation.........   35,912    3,855
                                                            ========  =======
       Basic and diluted net loss per share................ $  (0.41) $ (0.65)
                                                            ========  =======

                                 FOGDOG, INC.

  The following table sets forth the weighted average potential shares of Common Stock that are not included in the diluted net loss per share available to common stockholder's calculation above because to do so would be antidilutive for the periods indicated (in thousands):

                                                              Three Months Ended
                                                                  March 31,
                                                              ------------------
                                                                2000     1999
                                                              ------------------
   Weighted average effect of dilutive securities:
     Preferred Stock.........................................      --     10,223
     Warrants to purchase Preferred Stock....................      --         89
     Warrants to purchase Common Stock.......................    4,319        21
     Employee stock options..................................    5,047     2,465
     Common Stock subject to repurchase......................      274     1,070
                                                              -------- ---------
                                                                 9,640    13,868
                                                              ======== =========

Note 3--Short-term investments

  The Company considers all investments with original maturities of less than one year but greater than 90 days at the respective balance sheet date to be short-term investments. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" the Company has categorized its marketable securities as "available-for-sale." At March 31, 2000, amortized cost approximated fair value and unrealized gains and losses were insignificant.

Note 4--Common Stock

  In January 2000, the Company sold an additional 425,000 shares of Common Stock at $11.00 per share which generated proceeds of approximately $4.3 million, net of issuance costs, in connection with the exercise of the underwriters over-allotment.

Note 5--Comprehensive income

  Comprehensive income is comprised of net income (loss) and other comprehensive earnings such as unrealized gains or losses on available-for-sale marketable securities. The Company's unrealized gains/losses on available-for-sale marketable securities have been insignificant for all periods presented.

Note 6--Accounting Pronouncements

  Technology and content expenses primarily consist of payroll and related costs for web site maintenance, information technology personnel, Internet access, hosting charges and logistics engineering and web content and design costs. Effective January 1, 1999, the Company adopted Statement of Position 98-1 ("SOP 98-1"), "Accounting for the cost of Computer Software Developed or Obtained for Internal Use". In accordance with SOP 98-1, the Company classifies technology and content costs into one of three categories (I) preliminary project stage (II) application development stage and (III) operational stage. For the three months ended March 31, 2000, costs associated with the preliminary projects stage were insignificant and charged to technology and content expense as incurred. Costs associated with the application development stage primarily consist of external software purchased and internal costs to develop software with a life in excess of three months. For the three months ended March 31, 2000, the Company capitalized approximately $339,000 of costs associated with the application development stage and is amortizing such amounts to technology and content expense over the estimated useful life of one to three years. Costs associated with the operational stage primarily consist of internal costs to maintain and enhance the Company's web site and internal costs to develop software with an expected life three months or less. For the three months ended March 31, 2000 the Company expensed approximately $1.3 million, to technology and content expense associated with the operational stage.

  In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB Opinion No. 25 ("FIN 44"). FIN 44 establishes guidance for the accounting for stock option grants or modifications to existing stock option awards and is effective for option grants made after June 30, 2000. FIN 44 also establishes guidance for the repricing of stock options and determining whether a grantee is an employee, for which the guidance was effective after December 15, 1998 and modifying a fixed option to add a reload feature, for which the guidance was effective after January 12, 2000. The adoption of certain of the provisions of FIN 44 prior to March 31, 2000 did not have a material effect on the financial statements. The Company does not expect that the adoption of the remaining provisions will have a material effect on the financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

  The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended-- regarding Fogdog, Inc. our business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ from those that may be anticipated by such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

Overview

  We are a leading online retailer of sporting goods. We have designed fogdog.com, our online store, to offer extensive product selection, detailed product information and a personalized shopping experience. We believe that we offer the largest selection of sporting goods online, with up to 80,000 distinct stock keeping units representing more than 800 brands in all major sports categories. Fogdog.com features a collection of specialty shops, including soccer, baseball, golf, outdoors, fan/memorabilia and other popular categories, organized to appeal to a broad base of customers from the avid enthusiast to the occasional participant. Our online store is designed to address the limitations of the traditional sporting goods retail channel for consumers and manufacturers. Most of our products, representing 30 different sports, are featured in twenty one specialty shops and eleven brand concept shops. We provide information and analysis authored by experts, helpful shopping services and innovative merchandising.

  We derive our revenue from the sale of sporting goods from our web site. Merchandise revenue is recognized when goods are shipped to our customers from manufacturers, distributors or third-party warehouses, which occurs only after credit card authorization. For sales of merchandise, we are responsible for pricing, processing and fulfilling the orders. We process merchandise returns and bear the credit risk for these transactions. We generally allow returns for any reason within 45 days of the sale. Accordingly, we provide for allowances for estimated future returns at the time of shipment based on historical data. Historically, our rate of product returns has ranged between 8% and 10% of total revenues, but our future return rates could differ significantly from our historical averages. Currently less than 40% of our transactions are shipped from inventory held at third party warehouses. We expect this percentage to increase in future periods.

Results of Operations

  The following table presents selected financial data for the periods indicated as a percentage of total net revenues.

                                                               Three Months
                                                                   Ended
                                                                 March 31,
                                                               ---------------
                                                                2000     1999
                                                               ------   ------
   Net revenues...............................................    100 %    100 %
   Cost of revenues...........................................     97       92
                                                               ------   ------
   Gross profit...............................................      3        8
                                                               ------   ------
   Operating expenses:
     Marketing and sales......................................    239      409
     Technology and content...................................     28      137
     General and administrative...............................     36       86
     Amortization of intangible assets........................      7        3
     Amortization of stock-based compensation.................     28       94
                                                               ------   ------
       Total operating expenses...............................    338      729
                                                               ------   ------
   Operating loss.............................................   (335)    (721)
   Interest income, net.......................................     21        6
                                                               ------   ------
   Net loss...................................................   (314)%   (715)%
                                                               ======   ======

Net Revenues

  Net revenue increased by 1233% to $4.7 million from $353,000 for the three months ended March 31, 2000 and 1999. The increase in our net revenue was due to increased transactions on our fogdog.com web site. The top sports in the first three months ended March 31, 2000 were baseball, fitness, snowboarding and fan with each individual category representing between 7% and 11% of net revenue with the exception of baseball which was in excess of 15%. Net revenue from merchandise shipped outside the United States was approximately 3% and 14% of total merchandise revenue for the three months ended March 31, 2000 and 1999, respectively. The decline in international merchandise revenues in the first quarter of 2000 was due to the increased volume of North American sales.

Cost of Revenues

  Cost of revenues consists of product costs, shipping and handling costs, credit card processing fees, out-bound freight costs and certain promotional expenses. Cost of revenues were $4.6 million and $323,000 or 97% and 92% of merchandise revenues for the three months ended March 31, 2000 and 1999, respectively. Cost of revenues increased in total dollars and as a percentage of net revenues in 2000 compared to 1999 as a result of the significant increase in volume of transactions, product mix, higher freight costs and increased promotional expenses.

Marketing and Sales Expenses

  Marketing and sales expenses consist primarily of advertising expenditures, distribution facility expenses, including equipment and supplies, credit card verification fees and payroll and related expenses for personnel engaged in marketing, merchandising, customer service and distribution activities. Marketing and sales expenses were $11.2 million and $1.4 million for the three months ended March 31, 2000 and 1999, respectively. As a percentage of net revenues, marketing and sales expenses were 239% and 409% for the three months ended March 31, 2000 and 1999, respectively. The increase in marketing and sales expenses in dollars year over year was attributable to an increase in advertising, merchandising, customer service, distribution, and marketing personnel and related costs as we continued to expand our online store and establish the Fogdog brand. The decrease in marketing and sales expenses as a percentage of net revenues was due to the growth in net revenue without a proportionate increase in marketing and sales expenses during 2000.

  In September 1999, the Company entered into a two year strategic agreement with Nike USA, Inc. to distribute Nike products on our web site. In exchange for certain online exclusivity rights, we granted Nike a fully-vested warrant to purchase 4,114,349 shares of our common stock at an exercise price of $1.54 per share. Our marketing and sales expenses in each quarter over the two-year term of the agreement will include a portion of the warrant's estimated fair value of approximately $28.8 million, amortized on a straight-line basis. For the three months ended March 31, 2000, the Company recorded $3.2 million of amortization related to the Nike warrant. We paid $250,000 to Nike upon execution of the agreement and an additional $250,000 was paid in the first quarter of 2000 in accordance with the agreement. These payments are being amortized to marketing and sales expense over the life of the agreement. We expect to continue to substantially increase our marketing and promotional efforts and hire additional marketing, merchandising, customer service and operations personnel in the future.

Technology and Content

  Technology and content expenses consist of payroll and related expenses for web site maintenance and information technology personnel, Internet access, hosting charges and logistics engineering, and web content and design expenses. Technology and content expenses were $1.3 million and $482,000 for the three months ended March 31, 2000 and 1999, respectively. As a percentage of net revenues, technology and content expenses were 28% and 137% for the three months ended March 31, 2000 and 1999, respectively. The increase in technology and content expenses in dollars in 2000 compared to 1999 was due to higher costs of maintaining and hosting the web site. The decrease in technology and content expenses as a percentage of net revenues was due to the growth in net revenue without a proportionate increase in technology and content expenses during 2000. We expect to continue to increase our technology and content efforts and hire additional engineering and design support in the future.

General and Administrative Expenses

  General and administrative expenses consist of payroll and related expenses for executive and administrative personnel, facilities expenses, professional service expenses and other general corporate expenses. General and administrative expenses were $1.7 million and $304,000 for the three months ended March 31, 2000 and 1999, respectively. As a percentage of net revenues, general and administrative expenses were 36% and 86% for the three months ended March 31, 2000 and 1999, respectively. The increase in general and administrative expenses in dollars were due to increased personnel and related costs to support the implementation of our business strategy. The decrease in general and administrative as a percentage of net revenues was due to the growth in net revenue without a proportionate increase in general and administrative expenses during 2000.

Amortization of Intangible Assets

  Amortization of intangible assets was $332,000 and $12,000 for the three months ended March 31, 2000 and 1999, respectively. As a percentage of net revenues, amortization of intangible assets as a percentage of net revenues was 7% and 3% for the three months ended March 31, 2000 and 1999, respectively. The increase in amortization assets in dollars and as a percentage of net revenues was due to the acquisition of Sports Universe, Inc. in September of 1999.

Amortization of Stock-Based Compensation

  In connection with the grant of employee stock options, we recorded aggregate unearned stock-based compensation of $11.5 million through March 31, 2000. Employee stock-based compensation expense is amortized over the vesting period of the options, which is generally four years, using the multiple-option approach. We recorded employee stock-based compensation expenses of approximately $1.3 million and $331 for the three months ended March 31, 2000 and 1999, respectively. The increase in stock-based compensation expense in dollars was due to the increased headcount in 1999. Unearned stock-based compensation expense will be reduced in future periods to the extent that options are terminated prior to full vesting.

Interest Income, Net

  Interest income, net consists of interest earned on cash and short-term investments, offset by interest expense related to bank borrowings and other financing lines. Interest income, net was $1.0 million and $22,000, for the three months ended March 31, 2000 and 1999, respectively. The increase in interest income, net in 2000 was due to higher average cash balances from the Company's initial public offering in the fourth quarter of 1999 as well as the proceeds from the exercise of the underwriters' over-allotment in January 2000, and the additional sales of preferred stock completed in the first three quarters of 1999, and increased merchandise revenue.

Liquidity and Capital Resources

  We raised approximately $59.7 million in December 1999 from an initial public offering of 6,000,000 shares of our Common Stock, net of underwriting discounts and issuance costs. We raised an additional $4.3 million in January 2000 from the sale of 425,000 shares from the underwriters' over-allotment. Prior to the offering, we had financed our operations primarily from private sales of convertible preferred stock totaling $38.8 million and, to a lesser extent, from bank borrowings and lease financing.

  Our operating activities used cash of $15.9 million and $2.2 million for the three months ended March 31, 2000 and 1999, respectively. This negative operating cash flow resulted primarily from our net losses experienced during these periods in addition to prepaid advertising and the amortization of employee and non-employee stock based compensation in the three months ended March 31, 2000. In 2000 and through out 1999, we invested in the development of our brand and online store, hired additional personnel and expanded our technology infrastructure to support our growth.

  Our investing activities, consisting of the sale and purchase of short-term investments and purchase of furniture, fixtures and computer equipment to support our growing number of employees, generated cash of $9.7 million for the three months ended March 31, 2000 and used cash of $219,000 for the three months ended March 31,1999. During 2000, $23.1 million was used to purchase short-term investments, respectfully, and the remainder was used for furniture, fixtures and computer equipment.

  Our financing activities generated cash of $4.2 million and $10.1 million, for the three months ended March 31, 2000 and 1999. The cash generated from these financing activities was primarily related to the exercise of the underwriters' over-allotment of 425,000 shares of Common Stock for $4.3 million, net of discounts and issuance costs in January 2000, and the issuance and sale of our Series B Preferred Stock in the first quarter of 1999.

  At March 31, 2000, we had cash and cash equivalents and short-term investments aggregating $60.2 million. Approximately $150,000 of our short-term investments secure a letter of credit issued in connection with the lease of our corporate offices. We have an agreement with a bank, which provides us with the ability to borrow up to $5.0 million, subject to specified limitations. The agreement provides for the following:

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

  We had an outstanding aggregate debt balance at March 31, 2000 of $654,000. Interest on the borrowings range from the prime rate plus one-half percent to the prime rate plus one percent and is payable monthly. We must meet financial covenants with respect to the borrowings, which we were in compliance with at March 31, 2000.

  During the first quarter of 2000, we entered into commitments for online and traditional offline advertising. As of March 31, 2000, our remaining commitments were approximately $7.8 million. In addition, we have remaining commitments under the lease for our headquarters of $4.6 million.

  We expect to devote substantial resources to continue development of our brand and online store, expand our sales, support, marketing and engineering organizations, establish additional facilities worldwide and build the systems necessary to support our growth. Although we believe that our current cash and cash equivalents and our borrowing capacity, will be sufficient to fund our activities for at least the next 12 months, there can be no assurance that we will not require additional financing within this time frame or that additional funding, if needed, will be available on terms acceptable to us or at all. In addition, although at present we do not have any legally binding agreements or commitments with respect to any acquisition of other businesses, products or technologies, from time to time we evaluate potential acquisitions of other businesses, products and technologies. In order to consummate potential acquisitions, we may issue additional securities or need additional equity or debt financing and these financings may be dilutive to existing investors.

Year 2000 Readiness

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

  Prior to December 31, 1999, we completed our Year 2000 compliance program. The program was directed by our information technology group. We have not experienced any material Year 2000 related difficulties in either our IT or non-IT systems, or otherwise.

  We may discover Year 2000 compliance problems in our systems in the future. In addition, third-party software, hardware or services incorporated into our business or used in our web site may need to be revised or replaced, all of which could be time-consuming and expensive and could adversely affect our business.

                         RISKS RELATED TO OUR BUSINESS

We expect significant increases in our operating expenses and continuing losses.

  We incurred a cumulative net loss of $50.1 million for the period from inception through March 31, 2000. Our operating loss for the three months ended March 31, 2000 was $14.7 million and for the three months ended
March 31, 1999 was $2.5 million. Our operating loss for the year ended December 31, 1999 was $29.6 million and for the year ended December 31, 1998 was $4.1 million. We have not achieved profitability. We only began selling products under our current business model in November 1998. We may not obtain enough customer traffic or a high enough volume of purchases to generate sufficient revenues and achieve profitability. We believe that we will continue to incur operating losses and net losses for the next several years, and that the rate at which we will incur losses will increase significantly from current levels. We intend to increase our operating expenses substantially as we:

  . increase our sales and marketing activities, particularly advertising efforts;

  .  provide our customers with promotional benefits;

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

  A number of factors will cause our gross margins to fluctuate in future periods, including the mix of products sold by us, inventory management, inbound and outbound shipping and inbound handling costs, the level of product returns and the level of discount pricing and promotional coupon usage. Any change in one or more of these factors could reduce our gross margins in future periods.

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

  To date, we have funded our operations from the sale of equity securities and have not generated sufficient cash from operations. Cash from revenues must increase significantly for us to fund anticipated operating expenses internally. If our cash flows are insufficient to fund these expenses, we may need to fund our growth through additional debt or equity financing or reduce costs. Further, we may not be able to obtain financing on satisfactory terms. Our inability to finance our growth, either internally or externally, may limit our growth potential and our ability to execute our business strategy. If we issue securities to raise capital, our existing stockholders may experience additional dilution or the new securities may have rights senior to those of our common stock.

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

  If we are unable to establish and maintain relationships with important brand manufacturers, we may be unable to obtain sufficient quantities of popular products and in-depth product information. This could result in lower sales. We have never derived more than 40% of our revenues in any quarter from products purchased directly from manufacturers, although we cannot predict whether we will exceed this percentage in future periods. For the three months ended March 31, 2000, we derived approximately 19% of our net revenues from sales of Nike. We entered into an agreement with Nike in September 1999 that will give us access to Nike's generally available product lines and product information, as well as advance availability of mutually agreed upon, newly released Nike products. However, this agreement has a term of only two years and is subject to earlier termination if we breach the agreement. Moreover, Nike is not legally obligated to sell us any quantity of product or deliver on any particular schedule. Also, our purchases from Nike's online affiliate are subject to similar limitations. If our relationship with Nike deteriorates, our business and reputation could be seriously harmed. In addition, we believe our relationship with Nike has caused other existing suppliers or could cause future suppliers to modify their existing relationships with us or prevent new relationships from being formed. We believe that some of Nike's competitors have been and may in the future be reluctant to enter into an agreement with us or to provide products for sale on our online store because of our agreement with Nike. For example, we believe that some competitors may not want to be featured on our web site because of Nike's involvement with us. Also, we believe that Nike's competitors may fear that Nike may use its relationship with us to attempt to gain access to competitive information concerning those competitors.

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

  Currently, we rely primarily on third-party distributors and product manufacturers to fulfill our customers' orders. These fulfillment partners are responsible for packaging products and arranging for them to be shipped to our customers. We may be unable to ensure that our fulfillment partners fill our customers' orders accurately and that orders are shipped promptly and in appropriate packaging. In addition, we have no written contracts with some of these fulfillment partners, and our contracts with the others are generally terminable upon short notice. If any of our existing fulfillment arrangements were to be terminated, our business could be disrupted and we could incur significant costs in attempting to make alternative arrangements. Our distribution network is also heavily dependent upon third-party carriers, primarily United Parcel Service, for product shipments. UPS accounted for approximately 91% of our customer shipments by units for the three months ended March 31, 2000. We are therefore subject to the risk that labor shortages, strikes, inclement weather or other factors may limit the ability of UPS and other carriers to meet our shipping needs. Our shippers' failure to deliver products to our customers in a timely manner would damage our brand and adversely affect our operating results. If UPS or our other existing shippers are unable or unwilling to deliver our products to our customers, we would need to arrange for alternative carriers. We may be unable to engage an alternative carrier on a timely basis or upon terms favorable to us. Changing carriers would likely disrupt our business.

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

  A key element of our strategy is to generate a high volume of traffic on, and use of, our web site, www.fogdog.com. Accordingly, the satisfactory performance, reliability and availability of our web site, transaction-processing systems and network infrastructure are critical to our reputation and our ability to attract and retain customers and maintain adequate customer service levels. Our revenue depends upon the number of visitors who shop on our web site and the volume of orders that we can fulfill. An system interruptions that result in the unavailability of our web site or reduced order fulfillment would reduce the volume of goods that we sell and the attractiveness of our product offerings. We have experienced periodic system interruptions in the past, and we believe that system interruptions may continue to occur in the future. Any substantial increase in the volume of traffic on our web site or the number of orders placed by customers will require that we expand and upgrade our technology, transaction-processing systems and network infrastructure. We may not be able to accurately project the rate or timing of increases, if any, in the use of our web site or timely expand and upgrade our technology, transaction-processing systems and network infrastructure. We may not be able to accurately project the rate or timing of increases, if any, in the use of our web site or timely expand and upgrade our systems and infrastructure to accommodate these increases.

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

  In the past, a number of online retailers have been the target of "denial of service" attacks by outside third parties. These attacks seek to overburden the online companies' capacity so that others trying to access the web site cannot do so. If we are the victim of a successful attack of this kind resulting in denial of access to our customers, our business, reputation, operations and financial condition may be adversely affected. Further, we may be the target of other types of computer attacks and hacking by third parties which could have similar adverse effects.

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

  We believe that we must establish, maintain and enhance the Fogdog brand to attract more customers to our web site and to generate revenues from product sales. Brand recognition and customer loyalty will become increasingly important as more companies with well-established brands in online services or the sporting goods industry offer competing services on the Internet. For example, existing sporting goods retailers with established brand names may establish a competing online presence and existing online providers with better name recognition than Fogdog Sports may begin selling sporting goods. Establishing the Fogdog brand as a widely recognized and trusted source of sporting goods will depend largely on our success in providing a high-quality online experience supported by a high level of customer service, which cannot be assured. We expect that we will need to increase substantially our spending on programs designed to create and maintain strong brand loyalty among customers and we cannot be certain that our efforts will be successful.

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

  . Global Sports Interactive, a recently formed online joint venture established by The Sports Authority, The Athlete's Foot, MC Sports and Sport Chalet and which may include in the future other store-based retailers;

  . Internet portals and online service providers that feature shopping services, such as AOL, Excite@Home, GO Network and Lycos;

  . other online retailers that include sporting goods as part of their product offerings, such as Onsale and Buy.com;

  . physical and online stores of entertainment entities that sell sporting goods and fan memorabilia, such as ESPN.com and CBS Sportsline.

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

  Our competitors may be able to secure products from vendors on more favorable terms, fulfill customer orders more efficiently and adopt more aggressive pricing or inventory availability policies than we can. Furthermore, our competitors may be able to secure a broader range of products from or otherwise develop close relationships with primary vendors. Some competitors may price their products below cost in an attempt to gain market share. Traditional store-based retailers also enable customers to see and feel products in a manner that is not possible over the Internet.

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

  Our historical growth has placed, and any further growth is likely to continue to place, a significant strain on our management, administrative resources, software and systems. Any failure to manage growth effectively could seriously harm our business. We have grown from 55 employees on March 31, 1999 to 155 employees on March 31, 2000. We also moved into a new headquarters building in August 1999 and significantly expanded our operations. To be successful, we will need to continue to implement management information systems and improve our operating, administrative, financial and accounting systems and controls. We will also need to train new employees and maintain close coordination among our executive, accounting, finance, marketing, sales and operations organizations. These processes are time consuming and expensive, will increase management responsibilities and will divert management attention.

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

  We believe that the current globalization of the economy requires businesses to pursue or consider pursuing international expansion. We have expanded into international markets by opening an office in London. Revenue from merchandise shipped outside the United States was approximately 3% of total merchandise revenue for the three months ended March 31, 2000, and we expect to increase our international sales efforts. International sales are subject to inherent risks and challenges that could affect our profitability, including:

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

  As of March 31, 2000, our executive officers and directors, their affiliates and other substantial stockholders together controlled approximately 69% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to control all matters requiring our stockholders' approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may delay, prevent or deter a change in control, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the company or its assets and might adversely affect the market price of our common stock.

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

  If the security measures used at any distribution facility we use or operate do not significantly reduce or prevent inventory theft, our gross margin may significantly decrease. During the three months ended March 31, 2000 and for the year ended December 31, 1999, we experienced an immaterial amount of inventory theft. However, this theft may increase as we expand our fulfillment operations and distribution network. If measures we take to address inventory theft do not reduce or prevent inventory theft, our gross margin and results of operations could be significantly below expectations in future periods.

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

  Prior to December 31, 1999, we completed our Year 2000 compliance program. The program was directed by our information technology group. We have not experienced any material Year 2000 related difficulties in either our IT or non-IT systems, or otherwise.

  We may discover Year 2000 compliance problems in our systems in the future. In addition, third-party software, hardware or services incorporated into our business or used in our web site may need to be revised or replaced, all of which could be time-consuming and expensive and could adversely affect our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

  None

Item 2. Changes in Securities and Use of Proceeds

  None

Item 3. Defaults Upon Senior Securities

  None

Item 4. Submission of Matters to a Vote of Security Holders

  None

Item 5. Other Information

  None.

Item 6. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a) Exhibits


 Exhibit
 Number                                Description
 -------                               -----------
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

 10.7** Letter Agreement, dated December 9, 1997, by and between the registrant and Robin Smith.

 10.8**  Amended and Restated Employment Agreement, effective September 17,
          1999, by and between the registrant and Timothy Harrington.

 Exhibit
  Number                              Description
 -------                              -----------
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

 10.14** Letter Agreement, dated November 1, 1999, by and between, the registrant and Mark Garrett.

 21.1**   Subsidiaries of the Registrant.

 27.1**   Financial Data Schedule for Sports Universe, Inc. (In EDGAR format only)

 27.2     Financial Data Schedule for Fogdog, Inc. (In EDGAR format only)

--------
** Previously filed
 + Confidential Treatment Requested

  (b) Reports on Form 8-K

  No reports on Form 8-K were filed during the quarter covered by this Form 10-Q

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          FOGDOG, INC.
                                          (Registrant)

                                                   /s/ Bryan LeBlanc
                                          By: _________________________________
                                                       Bryan LeBlanc
                                              Vice President, Chief Financial
                                                          Officer

May 12, 2000

                                 EXHIBIT INDEX

 Exhibit
  Number                               Description
 -------                               -----------
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

--------
**  Previously filed
 +  Confidential Treatment Requested