Form 10-Q
period 2000-06-30
FOGDOG INC
filed 2000-08-14
CIK 1094323

                   UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                 Washington, D.C. 20549

                    FORM 10-Q


/x/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2000

                OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from______to______

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


  Registrant's telephone number, including area code: (650) 980-2500
                                 --------------

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes /X/ No //

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class                                           Outstanding at August 5, 2000

Common Stock, $0.001 par value                  36,636,429
                                                ------------

                                                                                       Page
                                                                                       ----
PART I.      FINANCIAL INFORMATION

Item 1.      Condensed Consolidated Financial Statements

             Condensed Consolidated Balance Sheets at June 30, 2000 (unaudited)
             and December 31, 1999................................................       3

             Condensed Consolidated Statements of Operations for the Three and
             Six Months Ended June 30, 2000 and 1999 (unaudited)..................       4

             Condensed Consolidated Statements of Cash Flows for the Six Months
             Ended June 30, 2000 and 1999 (unaudited).............................       5

             Notes to Condensed Consolidated Financial Statements (unaudited).....       6

Item 2.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations................................................       9

Item 3.      Quantitative and Qualitative Disclosures About Market Risk...........      30

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings....................................................      30

Item 2.      Changes in Securities and Use of Proceeds............................      31

Item 3.      Defaults Upon Senior Securities......................................      31

Item 4.      Submission of Matters to a Vote of Security Holders..................      31

Item 5.      Other Information....................................................      31

Item 6.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....      31

Signatures........................................................................      32

                                    PART I

ITEM 1. FINANCIAL STATEMENTS

                                       FOGDOG, INC.
                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (in thousands; unaudited)

                                                                           June  30,          December 31,
                                                                             2000                1999
                                                                        ---------------     ----------------
                                ASSETS

Current assets:
      Cash and cash equivalents                                         $        27,313      $       26,451
      Short-term investments                                                     24,815              46,450
      Accounts receivable, net of allowances of
        $216 and $213, respectively                                                 182                 216
      Merchandise inventory                                                       3,501               2,765
      Prepaid expenses and other current assets                                   4,695               1,963
                                                                        ---------------     ----------------
      Total current assets                                                       60,506              77,845

Property and equipment, net                                                       3,572               2,427
Other assets and intangibles, net                                                20,599              27,920
                                                                        ----------------    ----------------

Total assets                                                            $        84,677     $       108,192
                                                                        ================    =================

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                                   $        7,332     $         5,638
      Current portion of long-term debt                                             436                 473
      Other current liabilities                                                   2,958               3,283
                                                                         ----------------   -----------------
      Total current liabilities                                                  10,726               9,394
                                                                         ----------------   -----------------
Long-term debt, less current portion                                                100                 300
                                                                         ----------------   -----------------
Stockholders' equity                                                             73,851              98,498
                                                                         ----------------   -----------------
Total liabilities and stockholders' equity                               $       84,677     $       108,192
                                                                         ================   =================

See accompanying notes to condensed consolidated financial statements.

                                 FOGDOG, INC.
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (unaudited)
                   (in thousands, except per share amounts)

                                                                    Three Months Ended               Six Months Ended
                                                                         June 30,                        June 30,
                                                                    2000           1999             2000            1999
                                                                   --------      --------         --------        --------
Net revenue                                                        $  5,844      $    731         $ 10,550        $  1,084

Cost of revenue                                                       5,223           718            9,782           1,041
                                                                   --------      --------         --------        --------
Gross profit                                                            621            13              768              43

Operating expenses:
       Marketing and sales                                           13,689         2,680           24,921           4,125
       Technology and content                                         1,257           726            2,578           1,208
       General and administrative                                     1,660           448            3,341             752
       Amortization of intangible assets                                332            12              664              24
       Amortization of stock-based compensation                       2,156           409            3,484             740
                                                                   --------      --------         --------        --------

       Total operating expenses                                      19,094         4,275           34,988           6,849
                                                                   --------      --------         --------        --------

Operating loss                                                      (18,473)       (4,262)         (34,220)         (6,806)

Interest income, net                                                    887           136            1,887             158
                                                                   --------      --------         --------        --------
Net loss                                                           $(17,586)     $ (4,126)        $(32,333)       $ (6,648)
                                                                   ========      ========         ========        ========

Basic and diluted net loss per share                               $  (0.49)     $  (0.92)        $  (0.90)       $  (1.50)
                                                                   ========      ========         ========        ========
Basic and diluted weighted average shares used in
the computation of net loss per share                               35,823          4,494           36,039           4,420
                                                                   ========      ========         ========        ========

See accompanying notes to condensed consolidated financial statements.

                                 FOGDOG, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           (in thousands; unaudited)

                                                                                                           Six Months Ended
                                                                                                               June 30,
                                                                                                           2000        1999
                                                                                                          ------      ------

              Cash flow from operating activities:
              Net loss                                                                                   $(32,333)   $ (6,648)
              Adjustments to reconcile net loss to net cash used in operating activities
                Allowances for bad debt and sales returns                                                   1,187          48
                Depreciation and amortization                                                                 583         134
                Amortization of intangible assets                                                             664        --
                Amortization of stock-based compensation                                                    2,708         740
                Non-employee stock based expense                                                            6,493          12
                Changes in assets and liabilities
                  Accounts payable and other current liabilities                                            1,369         810
                  Other assets                                                                                164        --
                  Accounts receivable                                                                      (1,153)        (53)
                  Merchandise inventory                                                                      (736)       (273)
                  Prepaid expenses and other current assets                                                (2,732)       (152)
                                                                                                          ----------------------

                    Net cash used in operating activities                                                 (23,786)     (5,382)
                                                                                                          ----------------------
              Cash flows from investing activities:
              Sale or maturity of short-term investments                                                   90,220        --
              Purchase of short-term investments                                                          (68,586)       --
              Purchase of property and equipment                                                           (1,728)       (318)
                                                                                                          ----------------------

                    Net cash provided by (used in) investing activities                                    19,906        (318)
                                                                                                          ----------------------

              Cash flows from financing activities:
              Proceeds from the sale of Common Stock                                                        5,010         112
              Proceeds from the sale of Preferred Stock                                                                17,937
              Proceeds from (payments under) term loan                                                       (237)        245
              Payments under capital leases                                                                                (3)
              Repurchase of Common Stock                                                                      (31)       --
              Payments under sofware loan                                                                                (108)
                                                                                                          -----------------------

                    Net cash provided by financing activities
                                                                                                            4,742       18,183
                                                                                                          -----------------------
              Net increase in cash and cash
              equivalents                                                                                     862      12,483

              Cash and cash equivalents at the beginning of the period                                     26,451       1,694
                                                                                                          -----------------------

              Cash and cash equivalents at the end of the period                                         $ 27,313    $ 14,177
                                                                                                        =========================


          See accompanying notes to condensed consolidated financial statements.

                                  FOGDOG, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


Note 1 -- The company and basis of presentation

The Company

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

Presentation

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

Note 2 -- Net loss per share

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

                                 FOGDOG, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                  (unaudited)

The following table sets forth the computation of basic and diluted net loss per share available to common stockholders for the periods indicated (in thousands, except per share amounts):

                                                            Three Months Ended              Six Months Ended
                                                                 June 30,                       June  30,
                                                       ----------------------------- ------------------------------
                                                            2000          1999            2000            1999
                                                       -------------  -------------  -------------   -------------
Numerator:
  Net loss                                              $   (17,586)       $ (4,126)      $ (32,333)      $ (6,648)
                                                       =============  =============   =============  =============
Denominator:
  Weighted average shares                                    36,031           4,983          36,246          4,909

  Weighted average Common Stock subject
    to repurchase agreements                                   (208)           (489)           (208)          (489)
                                                       -------------  -------------   -------------   -------------
  Denominator for basic and diluted calculation              35,823           4,494          36,038          4,420
                                                       =============  =============   =============   =============

  Basic and diluted net loss per share                  $     (0.49)       $  (0.92)       $  (0.90)      $  (1.50)
                                                       =============  =============   =============   =============


The following table sets forth the weighted average potential shares of Common Stock that are not included in the diluted net loss per share available to common stockholder's calculation above because to do so would be antidilutive for the periods indicated (in thousands):

                                                            Three Months Ended              Six Months Ended
                                                                 June 30,                       June  30,
                                                       ----------------------------- ----------------------------
                                                            2000          1999            2000           1999
                                                       -------------  -------------  -------------  -------------
 Weighted average effect of dilutive securities:
     Preferred stock                                          --            18,956             --         14,555
     Warrants to purchase Preferred Stock                     --                89             --             89
     Warrants to purchase Common Stock                      4,207               67           4,235            51
     Employee stock options                                 4,382            3,780           4,708         3,126
     Common Stock subject to repurchase                       208              489             208           489
                                                        -------------  -------------  -------------  -------------
                                                            8,797           23,381           9,151        18,310
                                                        =============  =============  =============  =============

                                  FOGDOG, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  (unaudited)

Note 3 - Short-term investments

The Company considers all investments with original maturities of less than one year but greater than 90 days at the respective balance sheet date to be short-term investments. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" the Company has categorized its marketable securities as "available-for-sale." At June 30, 2000, amortized cost approximated fair value and unrealized gains and losses were insignificant.

Note 4-Common stock

In January 2000, the Company sold an additional 425,000 shares at $11.00 per share which generated proceeds of approximately $4.3 million, net of issuance costs, in connection with the exercise of the underwriters over-allotment, as a part of the Company's initial public offering.


Note 5 - Comprehensive income

Comprehensive income is comprised of net income (loss) and other comprehensive earnings such as unrealized gains or losses on available-for-sale marketable securities. The Company's unrealized gains/losses on available-for-sale marketable securities have been insignificant for all periods presented.


Note 6 - Development Costs

Technology and content expenses primarily consist of payroll and related costs for web site maintenance, information technology personnel, Internet access, hosting charges and logistics engineering and web content and design costs. Effective January 1, 1999, the Company adopted Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use". In accordance with SOP 98-1, the Company classifies technology and content costs into one of three categories (I) preliminary project stage
(II) application development stage and (III) operational stage. For the six months ended June 30, 2000, costs associated with the preliminary projects stage were insignificant and charged to technology and content expense as incurred. Costs associated with the application development stage primarily consist of external software purchased and internal costs to develop software with a life in excess of three months. For the six months ended June 30, 2000, the Company capitalized approximately $619,000 of costs associated with the application development stage and is amortizing such amounts to technology and content expense over the estimated useful life of one to three years. Costs associated with the operational stage primarily consist of internal costs to maintain and enhance the Company's web site and internal costs to develop software with an expected life of three months or less. For the six months ended June 30, 2000 the Company expensed approximately $2.6 million, to technology and content expense associated with the operational stage.

Note 7 - Recent Accounting Pronouncements

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB 101"). SAB 101 summarizes certain interpretations and practices followed by the SEC in applying generally acceptable accounting principles to revenue recognition. SAB 101 is effective for all periods beginning with the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company has evaluated its current revenue recognition policies and believes that they are compliance with guidance provided under SAB 101.

In June 1998, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock
Compensation: an Interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 establishes guidance for the accounting for stock option grants and modifications to existing stock option awards and is effective for option grants made after June 30, 2000. FIN 44 also establishes guidance for the repricing of stock options and determining whether a grantee is an employee, for which the guidance was effective after December 15, 1998 and modifying a fixed option to add a reload feature, for which the guidance was effective after January 12, 2000. The adoption of certain of the provisions of FIN 44 prior to June 30, 2000 did not have a material effect on the financial statements. The Company does not expect that the adoption of the remaining provisions will have a material effect on the financial statements.

In May 2000, the Emerging Issues Task Force ("EITF") issued EITF 00-02, "Accounting for Web Site Development Costs". EITF 00-02 establishes guidance for how companies should account for costs incurred to develop a web site including costs incurred in the web site application and infrastructure development stage, costs incurred to develop graphics, costs incurred to develop content and costs incurred in the operating stage. EITF 00-02 is effective for web site development costs incurred for fiscal quarters beginning after June 30, 2000. The Company does not expect the adoption of EITF 00-02 to have a material impact on the financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended,regarding our business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ from those that may be anticipated by such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

Overview

  We are a leading online retailer of sporting goods. We have designed fogdog.com, our online store, to offer extensive product selection, detailed product information and a personalized shopping experience. We believe that we offer the largest selection of sporting goods online, with slightly over 80,000 distinct stock keeping units representing approximately 850 brands in all major sports categories. Fogdog.com features a collection of specialty shops, including soccer, baseball, golf, outdoors, fan/memorabilia and other popular categories, organized to appeal to a broad base of customers from the avid enthusiast to the occasional participant. Our online store is designed to address the limitations of the traditional sporting goods retail channel for consumers and manufacturers. Most of our products, representing thirty different sports, are featured in twenty nine specialty shops and fifteen brand concept shops. We provide information and analysis authored by experts, helpful shopping services and innovative merchandising.

  We derive our revenue from the sale of sporting goods from our web site. Merchandise revenue is recognized when goods are shipped to our customers from manufacturers, distributors or third-party warehouses, which occurs only after credit card authorization. For sales of merchandise, we are responsible for pricing, processing and fulfilling the orders. We process merchandise returns and bear the credit risk for these transactions. We generally allow returns for any reason within 45 days of the sale. Accordingly, we provide for allowances for estimated future returns at the time of shipment based on historical data. Historically, our rate of product returns has ranged between 8% and 10% of total revenues, but our future return rates could differ significantly from our historical averages. Currently approximately 40% of our transactions are shipped from inventory held at third party warehouses. We expect this percentage to increase in future periods.


Results of Operations

SECOND QUARTER OF FISCAL YEAR 2000 COMPARED TO SECOND QUARTER OF FISCAL YEAR
1999

  The following table presents selected financial data for the periods indicated as a percentage of total net revenues.

                                                       Three Months Ended
                                                             June 30,
                                                       2000             1999
                                                  --------------    -------------
Net revenue                                                 100%             100%

Cost of revenue                                              89               98
                                                  --------------    -------------
Gross profit                                                 11                2
                                                  --------------    -------------
Operating expenses:
 Marketing and sales                                        234              367
 Technology and content                                      22               99
 General and administrative                                  28               61
 Amortization of intangible assets                            6                2
 Amortization of stock-based compensation                    37               56
                                                  --------------    -------------
 Total operating expenses                                   327              585
                                                  --------------    -------------
Operating loss                                             (316)            (583)

Interest income, net                                         15               19
                                                  --------------    -------------
Net loss                                                   (301%)           (564%)
                                                  ==============    =============

Net revenue

     Net revenue increased by 699% to $5.8 million from $731,000 for the three months ended June 30, 2000 and 1999. The increase in our net revenue was due to increased transactions on our fogdog.com web site. The top sports in the three months ended June 30, 2000 were baseball, representing approximately 19% of revenue, and golf, fitness and health, and basketball each representing between 7% and 9% of revenue. Revenue from merchandise shipped outside the United States was approximately 3.3% and 10.0% of total merchandise revenue for the three months ended June 30, 2000 and 1999, respectively. The decline in international merchandise revenues as a percentage of revenue in the second quarter of 2000 was due to the increased volume of North American sales.


Cost of revenue

     Costs of revenues consists of products costs, shipping costs, credit card processing fees, out-bound freight costs and certain promotional expenses. Cost of revenues were $5.2 million and $718,000 or 89% and 98% of merchandise revenues for the three months ended June 30, 2000 and 1999, respectively. Cost of revenues increased in total dollars in 2000 compared to 1999 as a result of the significantly higher volume of transactions in 2000 and higher freight costs. Cost of revenues as a percentage of net revenues decreased in 2000 as compared to 1999 primarily due to growth in net revenues with a less than a proportional increase in promotional and shipping costs.

 Marketing and sales

  Our marketing and sales expenses consist primarily of advertising expenditures, distribution facility expenses, including equipment and supplies, credit card verification fees and payroll and related expenses for personnel engaged in marketing, merchandising, customer service and distribution activities. Marketing and sales expenses were $13.7 million and $2.7 million for the three months ended June 30, 2000 and 1999, respectively. As a percentage of net revenues, marketing and sales expenses were 234% and 367% for the three months ended June 30, 2000 and 1999, respectively. The increase in marketing and sales expenses in dollars year over year was attributable to an increase in advertising, merchandising, customer service, distribution, and marketing personnel and related costs as we continued to expand our online store and establish the Fogdog brand. The decrease in marketing and sales expenses as a percentage of net revenues was due to the growth in merchandise revenue without a proportionate increase in marketing and sales expenses during the three months ended June 30, 2000.

  In September 1999, the Company entered into a two year strategic agreement with Nike USA, Inc. to distribute Nike products on our web site. In exchange for certain online exclusivity rights, we granted Nike a fully-vested warrant to purchase 4,114,349 shares of our common stock at an exercise price of $1.54 per share. Our marketing and sales expenses in each quarter over the two-year term of the agreement will include a portion of the warrant's estimated fair value of approximately $28.8 million, amortized on a straight-line basis. For the three months ended June 30, 2000, the Company recorded $3.2 million of amortization related to the Nike warrant. We paid $250,000 to Nike upon execution of the agreement and an additional $250,000 was paid in the first quarter of 2000 in accordance with the agreement. These payments are being amortized to marketing and sales expense over the life of the agreement.

  We have more recently adopted a strategy that focuses on increasing profitability by controlling our operating expenses while increasing revenue at a more moderate pace. However, we may continue to substantially increase our marketing and promotional efforts and hire additional marketing, merchandising, customer service, and operations personnel in the future.

Technology and content

  Our technology and content expenses consist of payroll and related expenses for web site maintenance and information technology personnel, Internet access, hosting charges and logistics engineering, and web content and design expenses. Technology and content expenses were $1.3 million and $726,000 for the three months ended June 30, 2000 and 1999, respectively. As a percentage of net revenues, technology and content expenses were 22% and 99% for the three months
ended June 30, 2000 and 1999, respectively.   The increase in technology and
content expenses in dollars in 2000 compared to 1999 was due to higher costs of maintaining and hosting the web site. The decrease in technology and content expenses as a percentage of net revenues was due to the growth in merchandise revenue without a proportionate increase in technology and content expenses during 2000. We have more recently adopted a strategy that focuses on increasing profitability by controlling our operating expenses while increasing revenue at a more moderate pace. However, we may continue to substantially increase our technology and content efforts and hire additional engineering and design support in the future.


General and administrative

  General and administrative expenses consist of payroll and related expenses for executive and administrative personnel, facilities expenses, professional service expenses and other general corporate expenses. General and administrative expenses were $1.7 million and $448,000 for the three months ended June 30, 2000 and 1999, respectively. As a percentage of net revenues, general and administrative expenses were 28% and 61% for the three months ended June 30, 2000 and 1999, respectively. The increase in general and administrative expenses in dollars was due to increased personnel and related costs to support the implementation of our business strategy. The decrease in general and administrative expenses as a percentage of net revenues was due to the growth in merchandise revenue without a proportionate increase in general and administrative expenses during 2000.

Amortization of intangible assets

  Amortization of intangible assets was $332,000 and $12,000 for the three months ended June 30, 2000 and 1999, respectively. As a percentage of net revenues, amortization of intangible assets was 6% and 2% for the three months ended June 30, 2000 and 1999, respectively. The increase in amortization in dollars and as a percentage of net revenues was due to the acquisition of Sports Universe, Inc. in September of 1999.

Amortization of stock-based compensation

  In connection with the grant of employee stock options, we recorded aggregate unearned stock-based compensation of $11.5 million through June 30, 2000. Employee stock-based compensation expense is amortized over the vesting period of the options, which is generally four years, using the multiple-option approach. We recorded employee stock-based compensation expenses of approximately $2.2 million and $409,000 for the three months ended June 30, 2000 and 1999, respectively. The increase in stock-based compensation expense in dollars was due to the increased headcount in 1999. Unearned stock-based compensation expense will be reduced in future periods to the extent that options are terminated prior to full vesting.

Interest income, net

  Interest income, net, consists of interest earned on cash and short-term investments, offset by interest expense related to bank borrowings and other financing lines. Interest income, net, was $887,000 and $136,000, for the three months ended June 30, 2000 and 1999, respectively. The increase in interest income, net, in 2000 was due to higher average cash balances from the Company's initial public offering in the fourth quarter of 1999 as well as the proceeds from the exercise of the underwriters' over-allotment in January 2000 and sales of preferred stock completed in the second half of 1999.


SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999

The following table presents selected financial data for the periods indicated as a percentage of total net revenues.



                                                         Six Months Ended
                                                             June 30,
                                                          2000     1999
                                                         ------   ------
Net revenue                                               100%     100%

Cost of revenue                                            93       96
                                                         ------   ------
Gross profit                                                7        4
                                                         ------   ------
Operating expenses:
 Marketing and sales                                      236      381
 Technology and content                                    24      111
 General and administrative                                32       69
 Amortization of intangible assets                          6        2
 Amortization of stock-based compensation                  33       68
                                                         ------   ------

 Total operating expenses                                 331      631
                                                        -------   -------

Operating loss                                            324      627

Interest income, net                                       18       15
                                                        -------   -------

Net loss                                                 (306%)   (612%)
                                                        ========  =======


Net revenue


     Net revenue increased by 873% to $10.6 million from $1.1 million for the six months ended June 30, 2000 and 1999. The increase in our net revenue was due to increased transactions on our fogdog.com web site. The top sports in the six months ended June 30, 2000 were baseball, representing approximately 18% of revenue, fitness and health, golf, and basketball each representing between 7% and 11% of revenue. Revenue from merchandise shipped outside the United States was approximately 3% and 12% of total merchandise revenue for the six months ended June 30, 2000 and 1999, respectively. The decline in international merchandise revenues as a percentage of revenue in the first six months of 2000 was due to the increased volume of North American sales.


Cost of revenue


     Cost of revenues were $9.8 million and $1.0 million or 93% and 96% of merchandise revenues for the six months ended June 30, 2000 and 1999, respectively. Cost of revenues increased in total dollars in 2000 compared to 1999 as a result of the significant increase in volume of transactions and higher freight costs. The decrease in the cost of revenue as a percentage of net revenues was due to growth in revenue with less than a proportional increase in promotional and shipping costs

 Marketing and sales

   Marketing and sales expenses were $24.9 million and $4.1 million for the six months ended June 30, 2000 and 1999, respectively. As a percentage of net revenues, marketing and sales expenses were 236% and 381% for the six months ended June 30, 2000 and 1999, respectively. The increase in marketing and sales expenses in dollars year over year was attributable to an increase in advertising, merchandising, customer service, distribution, and marketing personnel and related costs as we continued to expand our online store and establish the Fogdog brand. The decrease in marketing and sales expenses as a percentage of net revenues was due to the growth in merchandise revenue without a proportionate increase in marketing and sales expenses during 2000. We have more recently adopted a strategy that focuses on increasing profitability by controlling our operating expenses while increasing revenue at a more moderate pace. However, we may continue to substantially increase our marketing and promotional efforts and hire additional marketing, merchandising, customer service, and operations personnel in the future.

Technology and content

  Technology and content expenses were $2.6 million and $1.2 million for the six months ended June 30, 2000 and 1999, respectively. As a percentage of net revenues, technology and content expenses were 24% and 111% for the six months
ended June 30, 2000 and 1999, respectively.   The increase in technology and
content expenses in dollars in 2000 compared to 1999 was due to higher costs of maintaining and hosting the web site. The decrease in technology and content expenses as a percentage of net revenues was due to the growth in merchandise revenue without a proportionate increase in technology and content expenses during 2000. We have more recently adopted a strategy that focuses on increasing profitability by controlling our operating expenses while increasing revenue at a more moderate pace. However, we may continue to substantially increase our technology and content efforts and hire additional engineering and design support in the future.

General and administrative

  General and administrative expenses were $3.3 million and $752,000 for the six months ended June 30, 2000 and 1999, respectively. As a percentage of net revenues, general and administrative expenses were 32% and 69% for the six months ended June 30, 2000 and 1999, respectively. The increase in general and administrative expenses in dollars was due to increased personnel and related costs to support the implementation of our business strategy. The decrease in general and administrative as a percentage of net revenues was due to the growth in merchandise revenue without a proportionate increase in general and administrative expenses during 2000.

Amortization of intangible assets

  Amortization of intangible assets was $664,000 and $24,000 for the six months ended June 30, 2000 and 1999, respectively. As a percentage of net revenues, amortization of intangible assets was 6% and 2% for the six months ended June 30, 2000 and 1999, respectively. The increase in amortization in dollars and as a percentage of net revenues was due to the acquisition of Sports Universe, Inc. in September of 1999.

Amortization of stock-based compensation

  We recorded employee stock-based compensation expenses of approximately $3.5 million and $740,000 for the six months ended June 30, 2000 and 1999, respectively. The increase in stock-based compensation expense in dollars was due to the increased headcount in 1999. Unearned stock-based compensation expense will be reduced in future periods to the extent that options are terminated prior to full vesting.

Interest income, net

  Interest income, net, was $1.9 million and $158,000, for the six months ended June 30, 2000 and 1999, respectively. The increase in interest income, net, in 2000 was due to higher average cash balances from the Company's initial public offering in the fourth quarter of 1999 as well as the proceeds from the exercise of the underwriters' over-allotment in January 2000, and the additional sales of preferred stock completed in the last two quarters of 1999.

Liquidity and Capital Resources

  We raised approximately $59.7 million in December 1999 from an initial public offering of 6,000,000 shares of our Common Stock, net of underwriting discounts and issuance costs. We raised an additional $4.3 million in the first quarter of 2000 from the sale of 425,000 shares from the underwriters' over-allotment. Prior to the offering, we had financed our operations primarily from private sales of convertible preferred stock totaling $38.8 million and, to a lesser extent, from bank borrowings and lease financing.

  Our operating activities used cash of $23.8 million and $5.4 million for the six months ended June 30, 2000 and 1999, respectively. This negative operating cash flow resulted primarily from our net losses experienced during these periods, less significant levels of amortization related to stock-based compensation and the Nike warrant. Throughout 2000 and 1999, we invested in the development of our brand and online store, hired additional personnel and expanded our technology infrastructure to support our growth.

  Our investing activities, consisting of the maturity, sale, and purchase of short-term investments and purchase of furniture, fixtures and computer equipment to support our growing number of employees, generated cash of $19.9 million for the six months ended June 30, 2000 and used cash of $318,000 for the six months ended June 30,1999.

  Our financing activities generated cash of $4.7 million and $18.2 million, for the six months ended June 30, 2000 and 1999, respectfully. The cash generated from these financing activities was primarily related to the exercise of the underwriters' over-allotment of 425,000 shares of Common Stock for $4.3 million, net of discounts and issuance costs in the first quarter of 2000, and the issuance and sale of our Series C Preferred Stock in the first six months of 1999.

  At June 30, 2000, we had cash and cash equivalents and short-term investments aggregating $52.1 million. Approximately $150,000 of our short-term investments secure a letter of credit issued in connection with the lease of our corporate offices. We have an agreement with a bank, which provides us with the ability to borrow up to $5.0 million, subject to specified limitations. The agreement provides for the following:

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


  We had an outstanding aggregate debt balance at June 30, 2000 of $536,000. Interest on the borrowings range from the prime rate plus one-half percent to the prime rate plus one percent and is payable monthly. We must meet financial covenants with respect to the borrowings, with which we were in compliance at June 30, 2000.

  During the first six months of 2000, we entered into commitments for online and traditional offline advertising. As of June 30, 2000, our remaining commitments were approximately $3.0 million. In addition, we have remaining commitments under the lease for our headquarters of $4.3 million.

  We expect to devote substantial resources to continue development of our brand and online store, expand our sales, support, marketing and engineering organizations, establish additional facilities worldwide and build the systems necessary to support our growth. Although we believe that our current cash and cash equivalents and our borrowing capacity, will be sufficient to fund our activities for at least the next 12 months, there can be no assurance that we will not require additional financing within this time frame or that additional funding, if needed, will be available on terms acceptable to us or at all. In addition, although at present we do not have any legally binding agreements or commitments with respect to any acquisition of other businesses, products or technologies, from time to time, we evaluate potential acquisitions of other businesses, products and technologies. In order to consummate potential acquisitions, we may issue additional securities or need additional equity or debt financing and these financings may be dilutive to existing investors.

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

  We incurred a cumulative net loss of $67.7 million for the period from inception through June 30, 2000. Our net loss for the three months ended June 30, 2000 was $17.6 million and for the three months ended June 30, 1999 was $4.1 million. Our net loss for the year ended December 31, 1999 was $29.6 million and for the year ended December 31, 1998 was $4.1 million. We have not achieved profitability. We only began selling products under our current business model in November 1998. We may not obtain enough customer traffic or a high enough volume of purchases to generate sufficient revenues and achieve profitability. We believe that we will continue to incur operating losses and net losses for the next several years, and while we have adopted a strategy of controlling operating expenses while increasing revenues at a more moderate pace, the rate at which we will incur losses may increase significantly from current levels. While we are focused on controlling operating expenses, we may again in the future increase our operating expenses substantially as we:

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

  Our annual and quarterly operating results have fluctuated in the past and may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. Because our operating results are volatile and difficult to predict, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. We have in the past and it is likely that we may in some future quarter have operating results which fall below the expectations of securities analysts and investors. In this event, the trading price of our Common Stock may decline significantly. Factors that may harm our business or cause our operating results to fluctuate include the following:

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

Our stock price is subject to fluctuation, which could result in substantial losses for investors.

  The market price for our Common Stock has and will continue to vary. This could result in substantial losses for investors. The market price of our Common Stock may fluctuate significantly in response to a number of factors, some of which are beyond our control. These factors include:

          - Changes in financial estimates by securities analysts;

          - Publicity about us, our products and services, our competitors, or e-commerce in general;

          - Any future sales of our Common Stock or other securities; and

          - Stock market price and volume fluctuations of publicly-traded companies in general and Internet-related companies in particular.

  The trading prices of Internet-related companies and e-commerce companies have been especially volatile and many have fallen since reaching near historical highs in prior months. In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We may be the target of similar litigation in the future. Securities litigation could result in substantial costs and divert management's attention and resources, which could seriously harm our business and operating results.

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

  Because we rely primarily on product manufacturers and third-party distributors to stock the products we offer, our business would be seriously harmed if we were unable to develop and maintain relationships with suppliers that allow us to obtain sufficient quantities of quality merchandise on acceptable terms. Our product orders are fulfilled by more than 90 distributors and manufacturers. However, our contracts or arrangements with these parties do not guarantee the availability of merchandise, establish guaranteed prices or provide for the continuation of particular pricing practices. In addition, we do not have a written contract with most of our major suppliers. Although we have alternative sources of supply for a small percentage of the products we offer, we may have difficulty establishing alternative sources for many of our products. Our current suppliers may not continue to sell products to us on current terms or at all, and we may not be able to establish new supply relationships to ensure delivery of merchandise in a timely and efficient manner or on terms acceptable to us. Some sporting goods manufacturers may be slow to adopt the use of the Internet as a distribution channel. In addition, our supply contracts typically do not restrict a supplier from selling products to other retailers, which could limit our ability to supply the quantity of merchandise requested by our customers. If we cannot supply our products to consumers at acceptable prices, we may lose sales and market share as consumers make purchases elsewhere. Further, an increase in supply costs could cause our operating losses to increase beyond current expectations.

If we are unable to establish and maintain relationships with key brand manufacturers, our sales will decrease.

  If we are unable to establish and maintain relationships with important brand manufacturers, we may be unable to obtain sufficient quantities of popular products and in-depth product information. This could result in lower sales. We have never derived more than 40% of our revenues in any quarter from products purchased directly from manufacturers, although we cannot predict whether we will exceed this percentage in future periods. For the three months ended June 30, 2000, we derived approximately 18% of our net revenues from sales of Nike. We entered into an agreement with Nike in September 1999 that will give us access to Nike's generally available product lines and product information, as well as advance availability of mutually agreed upon, newly released Nike products. However, this agreement has a term of only two years and is subject to earlier termination if we breach the agreement. Moreover, Nike is not legally obligated to sell us any quantity of product or deliver on any particular schedule. Also, our purchases from Nike's online affiliate are subject to similar limitations. If our relationship with Nike deteriorates, our business and reputation could be seriously harmed. In addition, we believe our relationship with Nike has caused other existing suppliers or could cause future suppliers to modify their existing relationships with us or prevent new relationships from being formed. We believe that some of Nike's competitors have been and may in the future be reluctant to enter into an agreement with us or to provide products for sale on our online store because of our agreement with Nike. For example, we believe that some competitors may not want to be featured on our web site because of Nike's involvement with us.
Also, we believe that Nike's competitors may fear that Nike may use its relationship with us to attempt to gain access to competitive information concerning those competitors.

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

  Currently, we rely primarily on third-party distributors and product manufacturers to fulfill our customers' orders. These fulfillment partners are responsible for packaging products and arranging for them to be shipped to our customers. We may be unable to ensure that our fulfillment partners fill our customers' orders accurately and that orders are shipped promptly and in appropriate packaging. In addition, we have no written contracts with some of these fulfillment partners, and our contracts with the others are generally terminable upon short notice. If any of our existing fulfillment arrangements were to be terminated, our business could be disrupted and we could incur significant costs in attempting to make alternative arrangements. Our distribution network is also heavily dependent upon third-party carriers, primarily United Parcel Service, for product shipments. UPS accounted for approximately 90% of our customer shipments by units for the three months ended June 30, 2000. We are therefore subject to the risk that labor shortages, strikes, inclement weather or other factors may limit the ability of UPS and other carriers to meet our shipping needs. Our shippers' failure to deliver products to our customers in a timely manner would damage our brand and adversely affect our operating results. If UPS or our other existing shippers are unable or unwilling to deliver our products to our customers, we would need to arrange for alternative carriers. We may be unable to engage an alternative carrier on a timely basis or upon terms favorable to us. Changing carriers would likely disrupt our business.

If we fail to expand our fulfillment operations successfully, sales could fall below expectations and we could incur unexpected costs.

  We must be able to fill customer orders quickly and efficiently. If we do not expand our fulfillment operations and systems to accommodate increases in demand, particularly during the peak holiday selling season, we will not be able to increase our net sales in accordance with the expectations of securities analysts and investors. We intend to add to the capacity of our distribution network by entering into agreements with additional fulfillment partners. We cannot guarantee that we will be able to enter into any such agreements on terms acceptable to us or at all. It may be difficult for us to assimilate new partners into our distribution system. We may be unable to secure these additional partners or integrate their systems and technologies into ours. If we fail to do so, we may lose sales and our reputation for prompt delivery and customer service would suffer. Even if we are successful in expanding our distribution network, our planned expansion may cause disruptions in our business and our fulfillment operations may be inadequate to accommodate increases in customer demand.

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

We rely substantially on our relationships with online services, search engines and directories to drive traffic to our web site. If these relationships do not continue, it will be difficult for us to increase market share and achieve profitability.

  We have relationships with online services, search engines and directories to provide content and advertising banners that link to our web site. We rely on these relationships as significant sources of traffic to our web site and, therefore, new customers. However, these relationships are generally terminable on short notice, and they may not be available to us in the future on acceptable terms. If we are unable to maintain satisfactory relationships with high-traffic web sites on acceptable terms, our ability to attract new customers and enhance our brand could be harmed. Further, many of the web sites with which we have existing or potential online advertising arrangements may also provide advertising services for other marketers of sporting goods. As a result, these sites may be reluctant to enter into or maintain relationships with us. Our online advertising efforts may require costly, long-term commitments. We may not achieve sufficient online traffic or product purchases to realize sufficient sales to compensate for our significant obligations to these sites. Failure to achieve sufficient traffic or generate sufficient revenue from purchases originating from third-party web sites would likely reduce our profit margins and may result in termination of these types of relationships. Without these relationships, it is unlikely that we can sufficiently increase market share and achieve profitability.

Because a key element of our strategy is to generate a high volume of traffic on our web site, our business could be harmed by capacity constraints.

  A key element of our strategy is to generate a high volume of traffic on, and use of, our web site, www.fogdog.com. Accordingly, the satisfactory performance, reliability and availability of our web site, transaction-processing systems and network infrastructure are critical to our reputation and our ability to attract and retain customers and maintain adequate customer service levels. Our revenue depends upon the number of visitors who shop on our web site and the volume of orders that we can fulfill. Any system interruptions that result in the unavailability of our web site or reduced order fulfillment would reduce the volume of goods that we sell and the attractiveness of our product offerings. We have experienced periodic system interruptions in the past, and we believe that system interruptions may continue to occur in the future. Any substantial increase in the volume of traffic on our web site or the number of orders placed by customers will require that we expand and upgrade our technology, transaction-processing systems and network infrastructure. We may not be able to accurately project the rate or timing of increases, if any, in the use of our web site or timely expand and upgrade our technology, transaction-processing systems and network infrastructure to accommodate these increases.

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

  In the past, a number of online retailers have been the target of "denial of service" attacks by outside third parties. These attacks seek to overburden online companies' capacity so that others trying to access the web site cannot do so. If we are the victim of a successful attack of this kind resulting in denial of access to our customers, our business, reputation, operations and financial condition may be adversely affected. Further, we may be the target of other types of computer attacks and hacking by third parties which could have similar adverse effects.

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

  We believe that we must establish, maintain and enhance the Fogdog brand to attract more customers to our web site and to generate revenues from product sales. Brand recognition and customer loyalty will become increasingly important as more companies with well-established brands in online services or the sporting goods industry offer competing services on the Internet. For example, existing sporting goods retailers with established brand names may establish a competing online presence and existing online providers with better name recognition than Fogdog may begin selling sporting goods. Establishing the Fogdog brand as a widely recognized and trusted source of sporting goods will depend largely on our success in providing a high-quality online experience supported by a high level of customer service, which cannot be assured. We expect that we will need to increase substantially our spending on programs designed to create and maintain strong brand loyalty among customers and we cannot be certain that our efforts will be successful.

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

  In addition, the development of new technologies and the expansion of existing technologies, such as price comparison programs that select specific products from a variety of web sites, may increase competitive pressures on us. We currently or potentially compete with a variety of other companies, including:

 . retailers selling sporting goods exclusively online such as MVP.com, which has partner relationships with Sportsline.com and Galyans;

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

 . Global Sports Interactive, a developer and operator of e-commerce sporting goods businesses for store-based retailers, general merchandisers, internet companies, and media companies;

 . Internet portals and online service providers that feature shopping services, such as AOL, Excite@Home, GO Network and Lycos;

 . other online retailers that include sporting goods as part of their product offerings, such as Onsale and Buy.com; and

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

  While we have adopted a strategy of controlling operating expenses while increasing revenues at a more moderate pace, we may continue to hire a significant number of additional marketing, engineering, merchandising and retailing personnel in 2000 and beyond. Competition for these individuals is intense, and we may not be able to attract, assimilate or retain highly qualified personnel in the future. Our business cannot continue to grow if we cannot attract qualified personnel. Our failure to attract and retain the highly trained personnel that are integral to our business may limit our growth rate, which would harm our business. We expect to face greater difficulty attracting these personnel with equity incentives as a public company than we did as a privately held company.

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

  Our historical growth has placed, and any further growth is likely to continue to place, a significant strain on our management, administrative resources, software and systems. Any failure to manage growth effectively could seriously harm our business. We have grown from 55 employees on March 31, 1999 to 165 employees on June 30, 2000. To be successful, we will need to continue to implement management information systems and improve our operating, administrative, financial and accounting systems and controls. We will also need to train new employees and maintain close coordination among our executive, accounting, finance, marketing, sales, and operations organizations. These processes are time consuming and expensive, will increase management responsibilities and will divert management attention.

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

We have recently curtailed our current efforts to expand business internationally due to market conditions.

  We believe that the current globalization of the economy requires businesses to consider pursuing international expansion. We have recently curtailed our current efforts to expand business internationally due to market conditions, although we intend to re-evaluate our international expansion plans and may consider international expansion in the future. Revenue from merchandise shipped outside the United States was approximately 3% of total merchandise revenue for the three months ended June 30, 2000. International sales are subject to inherent risks and challenges that could affect our profitability, including:

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

  We may make acquisitions or investments in other companies or technologies.
We may not realize the anticipated benefits of any acquisition or investment.
If we make any acquisitions, we will be required to assimilate the operations, products and personnel of the acquired businesses and train, retain and motivate key personnel from the acquired businesses. We may be unable to maintain uniform standards, controls, procedures and policies if we fail in these efforts. Similarly, acquisitions may cause disruptions in our operations and divert management's attention from day-to-day operations, which could impair our relationships with our current employees, customers and strategic partners. Integration may require significant cash expenditures. In addition, our profitability may suffer because of acquisition-related costs or amortization costs for acquired goodwill and other intangible assets.

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

  As of June 30, 2000, our executive officers and directors, their affiliates and other substantial stockholders together controlled approximately 65% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to control all matters requiring our stockholders' approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may delay, prevent or deter a change in control, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the company or its assets and might adversely affect the market price of our common stock.

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

  If the security measures used at any distribution facility we use or operate do not significantly reduce or prevent inventory theft, our gross margin may significantly decrease. During the three months ended June 30, 2000 and for the year ended December 31, 1999, we experienced an immaterial amount of inventory theft. However, this theft may increase as we expand our fulfillment operations and distribution network. If measures we take to address inventory theft do not reduce or prevent inventory theft, our gross margin and results of operations could be significantly below expectations in future periods.

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

  To be competitive, we must continue to enhance and improve the functionality and features of our online store. The Internet and the online commerce industry are rapidly changing. If competitors introduce new products and services featuring new technologies, or if new industry standards and practices emerge, our existing web site and proprietary technology and systems may become obsolete. We may use new technologies ineffectively, or we may be unable to license or otherwise obtain new technologies from third parties. We may also experience difficulties in adapting our web site, the systems that we use to process customers' orders and payments, or our computer network to customer requirements, new technologies or emerging industry standards.

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

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

  We currently market our merchandise in the United States and internationally. As a result, our financial results could be affected by factors including changes in foreign currency exchange rates or weak economic conditions in foreign markets. As all sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Due to the short-term nature of our investments, we believe that there is no material risk exposure. Therefore, no quantitative tabular disclosures are required.


                         PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings

None

Item 2.      Changes in Securities and Use of Proceeds

None

Item 3.      Defaults Upon Senior Securities

None

Item 4.      Submission of Matters to a Vote of Security Holders

     The 2000 Annual Meeting of Stockholders of the Company was held on May 25, 2000. The two persons named below were elected as proposed in the proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, to serve as directors until the 2003 Annual Meeting and until their successors are elected and qualified, or until a director's earlier death, resignation or removal. There were 23,984,913 votes cast in the election of directors. The voting regarding each nominee was as follows: Ralph Parks (for:
23,865,431/withheld: 119,482) and Donna de Varona (for: 23,863,001 /withheld:
121,912). The following directors' terms of office continued after the meeting:
Lloyd D. Ruth, Warren J. Packard, Timothy P. Harrington and Ray A. Rothrock. Also at the 2000 Annual Meeting of Stockholders of the Company, the stockholders ratified the selection of PricewaterhouseCoopers LLP as independent accountants of the Company for its fiscal year ending December 31, 2000, with 23,586,808 votes for; 396,670 votes against; and 1,435 votes abstained. Finally, the stockholders approved an amendment to the 1999 Stock Incentive Plan that increased the number of shares of Common Stock reserved for issuance under the 1999 Plan by an additional One Million Five Hundred Thousand (1,500,000) shares, with 23,754,566 votes for; 227,334 votes against; and 3,013 votes abstained.

Item 5.      Other Information

None.

Item 6.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Exhibits
(a)

Exhibit Number  Description
--------------  -----------
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

--------
**  Previously filed
+   Confidential Treatment Requested



(b)Reports on Form 8-K
No reports on Form 8-K were filed during the quarter covered by this Form 10-Q



                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Fogdog, Inc.
                                  (Registrant)

                                  By:   /s/ Bryan LeBlanc
                                  -----------------------
                                        Bryan LeBlanc
                                        Vice President, Chief Financial Officer

August 11, 2000

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