Form 10-Q
period 2000-09-30
FOGDOG INC
filed 2000-11-14
CIK 1094323

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q


/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2000

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


      Registrant's telephone number, including area code: (650) 980-2500
                                                           -------------

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes /X/ No //

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class                                     Outstanding at October 23, 2000

Common Stock, $0.001 par value            37,159,569

PART I.   FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets at September 30, 2000 (unaudited) and December 31, 1999

          Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2000 and 1999 (unaudited)

          Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2000 and 1999 (unaudited)

          Notes to Condensed Consolidated Financial Statements (unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

Item 2.   Changes in Securities and Use of Proceeds

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Signatures

                                    PART I
ITEM 1.   FINANCIAL STATEMENTS

                                  FOGDOG, INC
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (in thousands; unaudited)

                                                  September 30,    December 31,
                                                      2000            1999
                                                  -------------    ------------
                          ASSETS

Current assets:
   Cash and cash equivalents...................        $ 41,587        $ 26,451
   Short-term investments......................             987          46,450
   Accounts receivable, net of allowances......             689             216
   Merchandise inventory.......................           4,964           2,765
   Prepaid expenses and other current assets...           3,044           1,963
                                                  -------------    ------------
   Total current assets........................          51,271          77,845
Property and equipment, net....................           3,352           2,427
Other assets and intangibles, net..............          16,934          27,920
                                                  -------------    ------------
Total assets...................................        $ 71,557        $108,192
                                                  =============    ============


       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable............................        $  6,395        $  5,638
   Current portion of long-term debt...........             418             473
   Other current liabilities...................           2,952           3,283
                                                  -------------    ------------
   Total current liabilities...................           9,765           9,394
                                                  -------------    ------------
Long-term debt, less current portion...........             -               300
                                                  -------------    ------------

Stockholders' equity:
   Common Stock................................              37              36
   Additional paid-in capital..................         147,510         145,441
   Notes receivable............................             (58)            (50)
   Unearned stock based compensation...........          (4,848)        (11,534)
   Accumulated deficit.........................         (80,849)        (35,395)
                                                  -------------    ------------
Total stockholders' equity.....................          61,792          98,498
                                                  -------------    ------------
Total liabilities and stockholders' equity.....        $ 71,557        $108,192
                                                  =============    ============


    See accompanying notes to condensed consolidated financial statements.

                                  FOGDOG, INC.
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (unaudited)
                   (in thousands, except per share amounts)

                                                                                      Three  Months Ended       Nine Months Ended
                                                                                          September 30,            September 30,

                                                                                        2000       1999         2000        1999
                                                                                     ---------   ---------    ---------   ---------
      Net revenue..............................................................       $  5,893    $  1,493     $ 16,443    $  2,577

      Cost of revenue..........................................................          5,004       1,510       14,786       2,551
                                                                                     ---------   ---------    ---------   ---------

      Gross profit.............................................................            889         (17)       1,657          26
                                                                                     ---------   ---------    ---------   ---------
      Operating expenses:
               Marketing and sales.............................................         10,789       6,201       35,710      10,326
               Technology and content..........................................          1,313         997        3,891       2,205
               General and administrative......................................          1,257         429        4,598       1,181
               Amortization of intangible assets...............................            332         120          996         144
               Amortization of stock-based compensation........................          1,045         842        4,529       1,582
                                                                                     ---------   ---------    ---------   ---------

               Total operating expenses........................................         14,736       8,589       49,724      15,438
                                                                                     ---------   ---------    ---------   ---------


      Operating loss...........................................................        (13,847)     (8,606)     (48,067)    (15,412)


      Interest income, net.....................................................            726         118        2,613         276
                                                                                     ---------   ---------    ---------   ---------

      Net loss.................................................................        (13,121)     (8,488)     (45,454)    (15,136)

      Deemed preferred stock dividend..........................................            -       (12,918)         -       (12,918)

                                                                                     ---------   ---------    ---------   ---------
      Net loss available to common stockholders................................       $(13,121)   $(21,406)    $(45,454)   $(28,054)

                                                                                     =========   =========    =========   =========

      Basic and diluted net loss per share available to common stockholders....       $  (0.36)   $  (4.44)    $  (1.26)   $  (6.04)

                                                                                     =========   =========    =========   =========

      Basic and diluted weighted average shares used in computation of net
         loss per share available to common stockholders.......................         36,511       4,817       36,154       4,645
                                                                                     =========   =========    =========   =========


      See accompanying notes to condensed consolidated financial statements.

                                 FOGDOG, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           (in thousands; unaudited)


                                                                Nine Months Ended
                                                                   September 30,
                                                                2000         1999
                                                              ---------------------
Cash flow from operating activities:
   Net loss.................................................. $(45,454)    $(15,136)
   Adjustments to reconcile net loss to net cash
      used in operating activities...........................
     Allowances for bad debt and sales returns...............    1,797           80
     Depreciation and amortization...........................      965          242
     Amortization of intangible assets.......................      996          144
     Amortization of stock-based compensation................    3,719        1,582
     Non-employee stock based expense........................    9,732          475
     Changes in assets and liabilities
        Accounts payable and other current liabilities.......      426        3,476
        Other assets.........................................      259       (1,084)
        Accounts receivable..................................   (2,271)        (210)
        Merchandise inventory................................   (2,199)        (722)
        Prepaid expenses and other current assets............   (1,081)        (601)
                                                              ---------------------
           Net cash used in operating activities.............  (33,111)     (11,754)
                                                              ---------------------
   Cash flows from investing activities:
     Sale or maturity of short-term investments..............  115,036          423
     Purchase of short-term investments......................  (69,573)         -
     Purchase of property and equipment......................   (1,890)      (1,393)
                                                              ---------------------
           Net cash provided by (used in) investing
            activities.......................................   43,573         (970)
                                                              ---------------------
Cash flows from financing activities:
     Proceeds sale of Common Stock...........................    5,074          298
     Proceeds from the sale of Preferred Stock...............      -         32,523
     Proceeds from (payments under) term loan................     (355)         599
     Proceeds from (payments  under) line of credit..........      -           (423)
     Payments under capital leases...........................      -             (3)
     Repurchase of Common Stock..............................      (45)         -
     Payments under sofware loan.............................      -            (84)
                                                              ---------------------
           Net cash provided by financing activities.........    4,674       32,910
                                                              ---------------------
Net increase in cash and cash equivalents....................   15,136       20,186
Cash and cash equivalents at the beginning of the period.....   26,451        1,694
                                                              ---------------------
Cash and cash equivalents at the end of the period........... $ 41,587     $ 21,880
                                                              =====================
Supplemental disclosure of cash flow information:
     Interest paid........................................... $     64     $     67
                                                              ======================
Supplemental disclosure of noncash transactions:
     Issuance of stock in exchange for notes................. $     12     $     94
                                                              ======================

     See accompanying notes to condensed consolidated financial statements

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

                                  FOGDOG, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                  (unaudited)

The following table sets forth the computation of basic and diluted net loss per share available to common stockholders for the periods indicated (in thousands, except per share amounts):

                                                           Three Months Ended                         Nine Months Ended
                                                              September 30,                             September 30,
                                                  -------------------------------------     ------------------------------------
                                                       2000                  1999                2000                 1999
                                                  ---------------       ---------------     ---------------      ---------------
Numerator:
  Net loss                                           $  (13,121)           $  (21,406)         $  (45,454)          $  (28,054)
                                                  ===============       ===============     ===============      ===============

Denominator:
  Weighted average shares                                36,667                 5,322              36,390                5,117
  Weighted average Common Stock subject
    to repurchase agreements                               (156)                 (505)               (236)                (472)
                                                  ---------------       ---------------     ---------------      ---------------
  Demoninator for basic and diluted calculation          36,511                 4,817              36,154                4,645
                                                  ===============       ===============     ===============      ===============

 Basic and diluted net loss per share                  $  (0.36)             $  (4.44)           $  (1.26)            $  (6.04)
                                                  ===============       ===============     ===============      ===============

The following table sets forth the weighted average potential shares of Common Stock that are not included in the diluted net loss per share available to common stockholder's calculation above because to do so would be antidilutive for the periods indicated (in thousands):

                                                            Three Months Ended                   Nine Months Ended
                                                               September 30,                        September 30,
                                                        -------------------------           --------------------------
                                                          2000             1999               2000              1999
                                                        -------          --------           --------          --------

Weighted average effect of dilutive
 securities:
     Preferred stock                                          -            20,164                  -            16,413
     Warrants to purchase Preferred Stock                     -               671                  -               285
     Warrants to purchase Common Stock                    4,114                71              4,137                54
     Employee stock options                               4,598             3,986              4,828             1,601
     Common Stock subject to repurchase                     156               505                236               472
                                                        -------          --------           --------          --------
                                                          8,868            25,397              9,201            18,825
                                                        =======          ========           ========          ========

                                  FOGDOG, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  (unaudited)

Note 3 - Short-term investments

The Company considers all investments with original maturities of less than one year but greater than 90 days at the respective balance sheet date to be short-term investments. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" the Company has categorized its marketable securities as "available-for-sale." At September 30, 2000, amortized cost approximated fair value and unrealized gains and losses were insignificant.

Note 4 - Common stock

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

Note 6 - Development Costs

Technology and content expenses primarily consist of payroll and related costs for web site maintenance, information technology personnel, Internet access, hosting charges and logistics engineering and web content and design costs. Effective January 1, 1999, the Company adopted Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use". In accordance with SOP 98-1, the Company classifies technology and content costs into one of three categories (I) preliminary project stage
(II) application development stage and (III) operational stage. For the nine months ended September 30, 2000, costs associated with the preliminary projects stage were insignificant and charged to technology and content expense as incurred. Costs associated with the application development stage primarily consist of external software purchased and internal costs to develop software with a life in excess of three months. For the nine months ended September 30, 2000, the Company capitalized approximately $682,000 of costs associated with the application development stage and is amortizing such amounts to technology and content expense over the estimated useful life of one to three years. Costs associated with the operational stage primarily consist of internal costs to maintain and enhance the Company's web site and internal costs to develop software with an expected life of three months or less. For the nine months ended September 30, 2000 the Company expensed approximately $3.9 million, to technology and content expense associated with the operational stage.

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

In June 1998, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock
Compensation: an Interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 establishes guidance for the accounting for stock option grants and modifications to existing stock option awards and is effective for option grants made after June 30, 2000. FIN 44 also establishes guidance for the repricing of stock options and determining whether a grantee is an employee, for which the guidance was effective after December 15, 1998 and modifying a fixed option to add a reload feature, for which the guidance was effective after January 12, 2000. The adoption of FIN 44 did not have a material effect on the financial statements of the Company.

In May 2000, the Emerging Issues Task Force ("EITF") issued EITF 00-02, "Accounting for Web Site Development Costs". EITF 00-02 establishes guidance for how companies should account for costs incurred to develop a web site including costs incurred in the web site application and infrastructure development stage, costs incurred to develop graphics, costs incurred to develop, content and costs incurred in the operating stage. EITF 00-02 is effective for web site development costs incurred for fiscal quarters beginning after June 30, 2000. The adoption of EITF 00-02 did not have a material effect on the financial statements of the Company.

Note 8 - Subsequent Event

On October 24, 2000 the Company announced that it had entered into a definitive agreement to merge with Global Sports, Inc. Under the terms of the merger agreement, Company stockholders will receive 0.135 shares of Global Sports, Inc. common stock for each share of the Company's common stock. In addition, Global Sports, Inc. will assume all of the Company's outstanding options. The transaction is expected to close in the first quarter of 2001, subject to the satisfaction of certain customary closing conditions, including the approval of the stockholders of the Company and termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, regarding our business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ from those that may be anticipated by such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

Overview

  We are a leading online retailer of sporting goods. We have designed fogdog.com, our online store, to offer extensive product selection, detailed product information and a personalized shopping experience. We believe that we offer the largest selection of sporting goods online, with approximately 90,000 distinct stock keeping units representing approximately 900 brands in all major sports categories. Fogdog.com features a collection of specialty shops, including soccer, baseball, golf, outdoors, fan/memorabilia and other popular categories, organized to appeal to a broad base of customers from the avid enthusiast to the occasional participant. Our online store is designed to address the limitations of the traditional sporting goods retail channel for consumers and manufacturers. Most of our products, representing 45 different sports, are featured in 58 specialty shops and 16 brand concept shops. We provide information and analysis authored by experts, helpful shopping services and innovative merchandising.

  We derive our revenue from the sale of sporting goods from our web site. Merchandise revenue is recognized when goods are shipped to our customers from manufacturers, distributors or third-party warehouses, which occurs only after credit card authorization. For sales of merchandise, we are responsible for pricing, processing and fulfilling the orders. We process merchandise returns and bear the credit risk for these transactions. We generally allow returns for any reason within 45 days of the sale. Accordingly, we provide for allowances for estimated future returns at the time of shipment based on historical data. Historically, our rate of product returns has ranged between 8% and 10% of total revenues, but our future return rates could differ significantly from our historical averages. Currently approximately 50% of our revenue is generated by shipments from our inventory held at third party warehouses. This percentage is at the upper end of the range established by management, and may increase or decrease in future periods depending on our merchandising strategy and the availability of products from third-party fulfillers. In connection with our planned merger with Global Sports, Inc., in October 2000 we sold a portion of our inventory to Global Sports, which will increase the amount of product fulfilled by third parties.


Results of Operations

THIRD QUARTER OF FISCAL YEAR 2000 COMPARED TO THIRD QUARTER OF FISCAL YEAR 1999

  The following table presents selected financial data for the periods indicated as a percentage of total net revenues.

                                                    Three Months Ended
                                                       September 30,
                                                      2000      1999
                                                    --------  --------
Net revenue                                            100%      100%

Cost of revenue                                         85       101
                                                    --------  --------
Gross profit                                            15        (1)
                                                    --------  --------
Operating expenses:
           Marketing and sales                         183       415
           Technology and content                       22        67
           General and administrative                   21        29
           Amortization of intangible assets             6         8
           Amortization of stock-based compensation     18        56
                                                    --------  --------
           Total operating expenses                    250       575
                                                    --------  --------
Operating loss                                        (235)     (576)
Interest  income, net                                   12         8
                                                    --------  --------
Net loss                                              (223%)    (568%)
                                                    ========  ========

Net Revenue

  Net revenue increased by 295% to $5.9 million from $1.5 million for the three months ended September 30, 2000 and 1999. The increase in our net revenue was due to increased transactions on our fogdog.com web site. The top selling sports in the three months ended September 30, 2000 were fitness and health, representing approximately 12% of revenue, and baseball, golf and tennis, each representing between 8% and 10% of revenue. Revenue from merchandise shipped outside the United States was approximately 3.2% and 6.4% of total merchandise revenue for the three months ended September 30, 2000 and 1999, respectively. The decline in international merchandise revenues as a percentage of revenue in the third quarter of 2000 was due to the increased volume of North American sales.


Cost of Revenue

  Cost of revenues consists of product costs, shipping and handling costs, credit card processing fees, out-bound freight costs and certain promotional expenses. Cost of revenues were $5.0 million and $1.5 million or 85% and 101% of merchandise revenues for the three months ended September 30, 2000 and 1999, respectively. Cost of revenues increased in total dollars in 2000 compared to 1999 as a result of the significantly higher volume of transactions in 2000 and higher freight costs. Cost of revenues as a percentage of net revenues decreased in 2000 as compared to 1999 primarily due to growth in net revenues with a less than proportional increase in promotional and shipping costs. In addition, product costs as a percentage of revenue decreased because we sold more product from our owned inventory in the third quarter of 2000 as compared to the third quarter of 1999.

Marketing and Sales Expenses

     Our marketing and sales expenses consist primarily of advertising expenditures, distribution facility expenses, including equipment and supplies, credit card verification fees and payroll and related expenses for personnel engaged in marketing, merchandising, customer service and distribution activities. Marketing and sales expenses were $10.8 million and $6.2 million for the three months ended September 30, 2000 and 1999, respectively. As a percentage of net revenues, marketing and sales expenses were 183% and 415% for the three months ended September 30, 2000 and 1999, respectively. The increase in marketing and sales expenses in dollars year over year was attributable to an increase in advertising, merchandising, customer service, distribution, and marketing personnel and related costs as we continued to expand our online store and establish the Fogdog brand. The decrease in marketing and sales expenses as a percentage of net revenues was due to the growth in merchandise revenue without a proportionate increase in marketing and sales expenses during the three months ended September 30, 2000.

     In September 1999, we entered into a two year strategic agreement with Nike USA, Inc. to distribute Nike products on our web site. In exchange for certain online exclusivity rights, we granted Nike a fully-vested warrant to purchase 4,114,349 shares of our common stock at an exercise price of $1.54 per share. Our marketing and sales expenses in each quarter over the two-year term of the agreement include a portion of the warrant's estimated fair value of approximately $28.8 million, amortized on a straight-line basis. For the three months ended September 30, 2000, the Company recorded $3.2 million of amortization related to the Nike warrant. We paid $250,000 to Nike upon execution of the agreement and an additional $250,000 was paid in the first quarter of 2000 in accordance with the agreement. These payments are being amortized to marketing and sales expense over the life of the agreement.

     We have more recently adopted a strategy that focuses on increasing profitability by controlling our operating expenses while increasing revenue at a more moderate pace. However, we may substantially increase our marketing and promotional efforts and hire additional marketing, merchandising, customer service, and operations personnel in the future.

Technology and Content Expenses

     Our technology and content expenses consist of payroll and related expenses for web site maintenance and information technology personnel, Internet access, hosting charges and logistics engineering, and web content and design expenses. Technology and content expenses were $1.3 million and $1.0 million for the three months ended September 30, 2000 and 1999, respectively. As a percentage of net revenues, technology and content expenses were 22% and 67% for the three months ended September 30, 2000 and 1999, respectively. The increase in technology and content expenses in dollars in 2000 compared to 1999 was due to higher costs of maintaining and hosting the web site. The decrease in technology and content expenses as a percentage of net revenues was due to the growth in merchandise revenue without a proportionate increase in technology and content expenses during 2000. We have more recently adopted a strategy that focuses on increasing profitability by controlling our operating expenses while increasing revenue at a more moderate pace. However, we may substantially increase our technology and content efforts and hire additional engineering and design support personnel in the future.


General and Administrative Expenses

     General and administrative expenses consist of payroll and related expenses for executive and administrative personnel, facilities expenses, professional service expenses and other general corporate expenses. General and administrative expenses were $1.3 million and $429,000 for the three months ended September 30, 2000 and 1999, respectively. As a percentage of net revenues, general and administrative expenses were 21% and 29% for the three months ended September 30, 2000 and 1999, respectively. The increase in general and administrative expenses in dollars was due to increased personnel and related costs to support the implementation of our business strategy. The decrease in general and administrative expenses as a percentage of net revenues was due to the growth in merchandise revenue without a proportionate increase in general and administrative expenses during 2000.

Amortization of Intangible Assets

     Amortization of intangible assets was $332,000 and $120,000 for the three months ended September 30, 2000 and 1999, respectively. As a percentage of net revenues, amortization of intangible assets was 6% and 8% for the three months ended September 30, 2000 and 1999, respectively. The increase in amortization in dollars was due to the acquisition of Sports Universe, Inc. in September of 1999.

Amortization of Stock-Based Compensation

     Employee stock-based compensation expense is amortized over the vesting period of the options, which is generally four years, using the multiple-option approach. We recorded employee stock-based compensation expenses of approximately $1.0 million and $842,000 for the three months ended September 30, 2000 and 1999, respectively. The increase in stock-based compensation expense in dollars was due to the increased headcount in late 1999. Unearned stock-based compensation expense will be reduced in future periods to the extent that options are terminated prior to full vesting.

Interest Income, Net

     Interest income, net, consists of interest earned on cash and short-term investments, offset by interest expense related to bank borrowings and other financing lines. Interest income, net, was $726,000 and $118,000, for the three months ended September 30, 2000 and 1999, respectively. The increase in interest income, net, in 2000 was due to higher average cash balances from our initial public offering in the fourth quarter of 1999 as well as the proceeds from the exercise of the underwriters' over-allotment option in January 2000.


NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999

The following table presents selected financial data for the periods indicated as a percentage of total net revenues.

                                                          Nine Months Ended
                                                             September 30,
                                                         2000            1999
                                                      ---------       --------
     Net revenue                                           100%           100%

     Cost of revenue                                         90             99
                                                      ---------       --------

     Gross profit                                            10              1
                                                      ---------       --------
     Operating expenses:
          Marketing and sales                               217            401
          Technology and content                             24             85
          General and administrative                         28             46
          Amortization of intangible assets                   6              6
          Amortization of stock-based compensation           27             61
                                                      ---------       --------

              Total operating expenses                      302            599
                                                      ---------       --------

     Operating loss                                        (292)          (598)

     Interest income, net                                    16             11
                                                      ---------       --------

     Net loss                                             (276%)         (587%)
                                                      =========       ========

Net Revenue

     Net revenue increased by 538% to $16.4 million from $2.6 million for the nine months ended September 30, 2000 and 1999. The increase in our net revenue was due to increased transactions on our fogdog.com web site. The top selling sports in the nine months ended September 30, 2000 were baseball, representing approximately 16% of revenue, fitness and health, golf and tennis each representing between 6% and 11% of revenue. Revenue from merchandise shipped outside the United States was approximately 3.3% and 10.3% of total merchandise revenue for the nine months ended September 30, 2000 and 1999, respectively. The decline in international merchandise revenues as a percentage of revenue in the first nine months of 2000 was due to the increased volume of North American sales.


Cost of Revenue

     Cost of revenues were $14.8 million and $2.6 million or 90% and 99% of merchandise revenues for the nine months ended September 30, 2000 and 1999, respectively. Cost of revenues increased in total dollars in 2000 compared to 1999 as a result of the significant increase in volume of transactions and a resulting increase in freight costs. The decrease in the cost of revenue as a percentage of net revenues was due to growth in revenue with less than a proportional increase in promotional and shipping costs.

Marketing and Sales Expenses

     Marketing and sales expenses were $35.7 million and $10.3 million for the nine months ended September 30, 2000 and 1999, respectively. As a percentage of net revenues, marketing and sales expenses were 217% and 401% for the nine months ended

September 30, 2000 and 1999, respectively. The increase in marketing and sales expenses in dollars year over year was attributable to an increase in advertising, merchandising, customer service, distribution, and marketing personnel and related costs as we continued to expand our online store and establish the Fogdog brand. The decrease in marketing and sales expenses as a percentage of net revenues was due to the growth in merchandise revenue without a proportionate increase in marketing and sales expenses during 2000. We have more recently adopted a strategy that focuses on increasing profitability by controlling our operating expenses while increasing revenue at a more moderate pace. However, we may substantially increase our marketing and promotional efforts and hire additional marketing, merchandising, customer service, and operations personnel in the future.

Technology and Content Expenses

     Technology and content expenses were $3.9 million and $2.2 million for the nine months ended September 30, 2000 and 1999, respectively. As a percentage of net revenues, technology and content expenses were 24% and 85% for the nine
months ended September 30, 2000 and 1999, respectively.   The increase in
technology and content expenses in dollars in 2000 compared to 1999 was due to higher costs of maintaining and hosting the web site. The decrease in technology and content expenses as a percentage of net revenues was due to the growth in merchandise revenue without a proportionate increase in technology and content expenses during 2000. We have more recently adopted a strategy that focuses on increasing profitability by controlling our operating expenses while increasing revenue at a more moderate pace. However, we may substantially increase our technology and content efforts and hire additional engineering and design support in the future.

General and Administrative Expenses

     General and administrative expenses were $4.6 million and $1.2 million for the nine months ended September 30, 2000 and 1999, respectively. As a percentage of net revenues, general and administrative expenses were 28% and 46% for the nine months ended September 30, 2000 and 1999, respectively. The increase in general and administrative expenses in dollars was due to increased personnel and related costs to support the implementation of our business strategy. The decrease in general and administrative expenses as a percentage of net revenues was due to the growth in merchandise revenue without a proportionate increase in general and administrative expenses during 2000.

Amortization of Intangible Assets

     Amortization of intangible assets was $996,000 and $144,000 for the nine months ended September 30, 2000 and 1999, respectively. As a percentage of net revenues, amortization of intangible assets was 6% for the nine months ended September 30, 2000 and 1999. The increase in amortization in dollars was due to the acquisition of Sports Universe, Inc. in September of 1999.

Amortization of Stock-Based Compensation

     We recorded employee stock-based compensation expenses of approximately $4.5 million and $1.6 million for the nine months ended September 30, 2000 and 1999, respectively. The increase in stock-based compensation expense in dollars was due to the increased headcount in late 1999. Unearned stock-based compensation expense will be reduced in future periods to the extent that options are terminated prior to full vesting.

Interest Income, Net

     Interest income, net, was $2.6 million and $276,000, for the nine months ended September 30, 2000 and 1999, respectively. The increase in interest income, net, in 2000 was due to higher average cash balances from our initial public offering in the fourth quarter of 1999 as well as the proceeds from the exercise of the underwriters' over-allotment option in January 2000.

Liquidity and Capital Resources

     We raised approximately $59.7 million in December 1999 from an initial public offering of 6,000,000 shares of our Common Stock, net of underwriting discounts and issuance costs. We raised an additional $4.3 million in the first quarter of 2000 from the sale of 425,000 shares from the underwriters' over-allotment option. Prior to the offering, we had financed our operations primarily from private sales of convertible preferred stock totaling $38.8 million and, to a lesser extent, from bank borrowings and lease financing.

     Our operating activities used cash of $33.1 million and $11.8 million for the nine months ended September 30, 2000 and 1999, respectively. This negative operating cash flow resulted primarily from our net losses experienced during these periods, less significant levels of amortization related to stock-based compensation and the Nike warrant. Throughout 2000 and 1999, we invested in the development of our brand and online store, hired additional personnel and expanded our technology infrastructure to support our growth.

     Our investing activities, consisting of the maturity, sale, and purchase of short-term investments and purchase of furniture, fixtures and computer equipment to support our growing number of employees, generated cash of $43.6 million for the nine months ended September 30, 2000 and used cash of $970,000 for the nine months ended September 30,1999.

     Our financing activities generated cash of $4.7 million and $32.9 million, for the nine months ended September 30, 2000 and 1999, respectively. The cash generated from these financing activities was primarily related to the exercise of the underwriters' over-allotment option of 425,000 shares of Common Stock for $4.3 million, net of discounts and issuance costs in the first quarter of 2000, and the issuance and sale of our Series C and D Preferred Stock in the first nine months of 1999.

     At September 30, 2000, we had cash and cash equivalents and short-term investments aggregating $42.6 million. Approximately $150,000 of our cash eqivalents secure a letter of credit issued in connection with the lease of our corporate offices. We have an agreement with a bank, which provides us with the ability to borrow up to $5.0 million, subject to specified limitations. The agreement provides for the following:

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


     We had an outstanding aggregate debt balance at September 30, 2000 of $418,000. Interest on the borrowings range from the prime rate plus one-half percent to the prime rate plus one percent and is payable monthly. We must meet financial covenants with respect to the borrowings, with which we were in compliance at September 30, 2000.

     We have entered into an agreement and Plan of Merger and Reorganization with Global Sports, Inc. and its wholly owned subsidiary which substantially limits our ability to incur indebtedness without the consent of Global Sports. The Global Sports merger has required us to obtain certain waivers with respect to the covenants in the loan documentation, which the Company is in the process of receiving.

     During the first nine months of 2000, we entered into commitments for online and traditional offline advertising. As of September 30, 2000, our remaining commitments were approximately $2.5 million. In addition, we have remaining commitments under the lease for our headquarters of $4.1 million.

     We may in the future devote substantial resources to continue the development of our on line store, expand our sales, support, marketing and engineering organizations, and build the systems necessary to support our growth. We may also continue the development of our brand and establish additional facilities worldwide. Although we believe that our current cash and cash equivalents will be sufficient to fund our activities for at least the next 12 months, there can be no assurance that we will not require additional financing within this time frame or that additional funding, if needed, will be available on terms acceptable to us or at all. In addition, although at present we do not have any legally binding agreements or commitments with respect to any acquisition of other businesses, products or technologies, from time to time, we have evaluated potential acquisitions of other businesses, products and technologies. In order to consummate potential acquisitions, we may issue additional securities or need additional equity or debt financing and these financings may be dilutive to existing investors; however, our merger agreement with Global Sports, Inc. precludes the issuance of debt or equity securities except under certain limited circumstances with the prior consent of Global Sports.

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

     We incurred a cumulative net loss of $80.8 million for the period from inception through September 30, 2000. Our net loss for the three months ended September 30, 2000 was $13.1 million and for the three months ended September 30, 1999 was $8.5 million. Our net loss for the year ended December 31, 1999 was $29.6 million and for the year ended December 31, 1998 was $4.1 million. We have not achieved profitability. We only began selling products under our current business model in November 1998. We may not obtain enough customer traffic or a high enough volume of purchases to generate sufficient revenues and achieve profitability. We believe that we will continue to incur operating losses and net losses for the next several years, and while we have adopted a strategy of controlling operating expenses while increasing revenues at a more moderate pace, the rate at which we will incur losses may increase significantly from current levels. While we are focused on controlling operating expenses, we may again in the future increase our operating expenses substantially if we:

 .    increase our sales and marketing activities, particularly advertising efforts;

 .    provide our customers with promotional benefits;

 .    increase our general and administrative functions to support growing operations;

 .    expand our customer support and sports consultant staffs to better serve customer needs;

 .    develop enhanced technologies and features to improve our web site;

 .    enhance our distribution and order fulfillment capabilities; and

 .    expand third-party distribution facilities or possibly buy or build our own.

     Because we would spend these amounts before we received any revenues from these efforts, our losses would be greater than the losses we would incur if we developed our business more slowly. In addition, we may find that these efforts are more expensive than we anticipate, which would further increase our losses. Also, the timing of these expenses may contribute to fluctuations in our quarterly operating results.

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

     Our annual and quarterly operating results have fluctuated in the past and may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. Because our operating results are volatile and difficult to predict, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. We have in the past and it is likely that we may in some future quarter have operating results which fall below the expectations of securities analysts and investors. In this event, the trading price of our Common Stock may decline significantly. Factors that may harm our business or cause our operating results to fluctuate include the following:

 .    our inability to obtain new customers at a reasonable cost, retain existing customers or encourage repeat purchases;

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


     A number of factors may cause our gross margins to fluctuate in future periods, including the mix of products sold by us, inventory management, inbound and outbound shipping and inbound handling costs, the level of product returns and the level of discount pricing and promotional coupon usage. Any change in one or more of these factors could reduce our gross margins in future periods. In addition, pursuant to an agreement with Global Sports, Inc., we agreed to the sale of a portion of our inventory to Global. Under the terms of the agreement, Global will bear the risk of owning this inventory and will provide fulfillment services to us under an interim operating agreement, which will likely cause our gross margin to decline.

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

          - Stock market price and volume fluctuations of publicly-traded companies in general and Internet-related companies in particular;

          - Fluctuations in the price of the common stock of Global Sports, Inc. which, based on the fixed exchange ratio provided for in our merger agreement with Global and investors' belief that the merger will be consummated at such stock price, may affect the market price of our common stock; and

          - Possible de-listing of our common stock from the Nasdaq National Market System due to the consistently low trading price of our common stock.

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

If we are unable to comply with the Nasdaq National Market's rules, our common stock may be delisted.

     On November 6, 2000, we received a letter from the Nasdaq Stock Market, Inc. stating that we had failed to maintain a minimum bid price of $1.00 over the last 30 consecutive trading days, which is required for continued listing on the Nasdaq National Market. We have until February 5, 2001 to regain compliance with this rule. If we are not able to demonstrate compliance with this rule on or before February 5, 2001, then our common stock will be delisted at the opening of business on February 7, 2001. If our common stock is delisted, it would seriously harm our business.

We may not achieve the benefits we expect from the merger with Global Sports, Inc.

     We entered into the merger agreement with Global Sports, Inc. with the expectation that the merger will result in significant benefits to both parties. Achieving the benefits of the merger depends on the timely, efficient and successful execution of a number of post-merger events. Key events include:

 .    Integrating the operations and the personnel of the two companies; and

 .    Developing new services that utilize the assets of both companies.

     We will need to overcome significant issues, however, in order to realize any benefits or synergies from the merger. In general, we cannot offer any assurances that we can successfully integrate or realize the anticipated benefits of the merger. Our failure to do so could have a material adverse effect on the combined company's business, financial condition and operating results or could result in the loss of key personnel, customers or suppliers. In addition, the attention and effort devoted to the integration of the two companies will significantly divert management's attention from other important issues, and could seriously harm the combined company.

Failure to complete the merger could negatively impact our stock price and future business and operations

     If the merger is not completed for any reason, we may be subject to a number of material risks, including the following:

 .    We may be required under certain circumstances to pay Global a termination fee of $1,900,000 and reimburse Global for expenses;

 .    The price of our common stock may decline to the extent that the current market price of our common stock reflects a market assumption that the merger will be completed;

 .    Costs related to the merger, such as legal, accounting and financial advisor fees, must be paid even if the merger is not completed; and

 .    During the period prior to consummating the merger we may reduce the amount of inventory that is ordered for future periods due to our interim distribution agreement with Global Sports, Inc. In the event that the merger is not consummated, we may be unable to obtain sufficient inventory to allow us to achieve revenue growth consistent with projections of investors and securities analysts.

     In addition, our customers and suppliers, in response to the announcement of the merger, may delay or defer decisions concerning us or decide to terminate their relationship with us. Any delay or deferral in those decisions or any decision to terminate such relationships by our customers or suppliers could have a material adverse effect on our business, regardless of whether the merger is ultimately completed. Similarly, this may adversely affect our ability to attract and retain key management, sales, marketing and technical personnel to the extent we intend to keep such personnel.

     Further, if the merger is terminated and our board of directors determines to seek another merger or business combination, there can be no assurance that it will be able to find a partner willing to pay an equivalent or more attractive price than the price to be paid in the merger. In addition, while the merger agreement is in effect and subject to very narrowly defined exceptions, we are prohibited from soliciting, initiating or encouraging or entering into certain extraordinary transactions, such as a merger, sale of assets or other business combination, with any party other than Global.

Seasonal fluctuations in the sales of sporting goods could cause wide fluctuations in our quarterly results.

     We have experienced and expect to continue to experience seasonal fluctuations in our revenues. These seasonal patterns will cause quarterly fluctuations in our operating results. In particular, the fourth calendar quarter accounted for a large percentage of our total annual sales for 1999. The fourth calendar quarter may account for a large percentage of our total annual sales in this and future years. Our agreement with Global Sports, Inc. prevents us from hiring additional staff and increasing our inventory levels except under certain limited circumstances and with the prior consent of Global. To the extent that we are unable to accommodate increased demand for our products, revenues in the fourth quarter of 2000 may be adversely effected. If our revenues are below seasonal expectations during this quarter, our annual operating results could be below the expectations of securities analysts and investors. In the future, our seasonal sales patterns may become more pronounced, may strain our personnel, product distribution and shipment activities and may cause a shortfall in revenues as compared to expenses in a given period.

Our limited operating history makes forecasting difficult. Because most of our expenses are based on planned operating results, failure to accurately forecast revenues could cause net losses in a given quarter to be greater than expected.

     As a result of our limited operating history, it is difficult to accurately forecast our revenues and we have limited meaningful historical financial data upon which to base planned operating expenses. We were incorporated in October 1994. We started as a web site design company and derived most of our revenues from the sale of web development services until August 1998, when we stopped selling those services. We began selling products on our web site only in November 1998. Our results since that time will not be comparable to our prior results. We base our current and future expense levels on our operating plans, expected traffic and purchases from our web site and estimates of future revenues, and our significant expenses are to a large extent fixed in the short term. Our sales and operating results are difficult to forecast because they generally depend on the volume and timing of the orders we receive. As a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected revenue shortfall. This inability could cause our net loss in a given quarter to be greater than expected. Our recent focus on controlling operating expenses includes reducing dramatically our on-line and off-line advertising. Given our limited operating history, it is difficult to predict the effects of lower advertising on demand for our products and services. To the extent decreases in advertising result in a substantial decrease in visitors to our website, revenues in future periods may fall below expectations of securities analysts.


We have been unable to fund our operations with the cash generated from our business. If we do not generate cash sufficient to fund our operations, we may need additional financing to continue our growth or our growth may be limited.

     To date, we have funded our operations from the sale of equity securities and have not generated sufficient cash from operations. Cash from revenues must increase significantly for us to fund anticipated operating expenses internally. If our cash flows are insufficient to fund these expenses, we may need to fund our growth through additional debt or equity financing or reduce costs. Our merger agreement with Global Sports, Inc. precludes the issuance of debt or equity securities, except in certain limited circumstances with the prior consent of Global. Further, we may not be able to obtain financing on satisfactory terms. Our inability to finance our growth, either internally or externally, may limit our growth potential and our ability to execute our business strategy. If we issue securities to raise capital, our existing stockholders may experience additional dilution or the new securities may have rights senior to those of our common stock.

We must maintain relationships with our distributors and manufacturers to obtain sufficient quantities of quality merchandise on acceptable commercial terms. If we fail to maintain our relationships with those parties on acceptable terms, our sales and profitability could suffer.

     Because we rely primarily on product manufacturers and third-party distributors to stock the products we offer, our business would be seriously harmed if we were unable to develop and maintain relationships with suppliers that allow us to obtain sufficient quantities of quality merchandise on acceptable terms. Our product orders are fulfilled by more than 90 distributors and manufacturers. However, our contracts or arrangements with these parties do not guarantee the availability of merchandise, establish guaranteed prices or provide for the continuation of particular pricing practices. In addition, we do not have a written contract with most of our major suppliers. Although we have alternative sources of supply for a small percentage of the products we offer, we may have difficulty establishing alternative sources for many of our products. Our current suppliers may not continue to sell products to us on current terms or at all, and we may not be able to establish new supply relationships to ensure delivery of merchandise in a timely and efficient manner or on terms acceptable to us. Our relationship with Global Sports, Inc. prior to the consummation of the proposed merger may jeopardize our relationships with certain of our current suppliers. Some sporting goods manufacturers may be slow to adopt the use of the Internet as a distribution channel. In addition, our supply contracts typically do not restrict a supplier from selling products to other retailers, which could limit our ability to supply the quantity of merchandise requested by our customers. If we cannot supply our products to consumers at acceptable prices, we may lose sales and market share as consumers make purchases elsewhere. Further, an increase in supply costs could cause our operating losses to increase beyond current expectations.

If we are unable to establish and maintain relationships with key brand manufacturers, our sales will decrease.

     If we are unable to establish and maintain relationships with important brand manufacturers, we may be unable to obtain sufficient quantities of popular products and in-depth product information. This could result in lower sales. We have never derived more than 50% of our revenues in any quarter from products purchased directly from manufacturers, although we cannot predict whether we will exceed this percentage in future periods. For the nine months ended September 30, 2000, we derived approximately 19% of our net revenues from sales of Nike products. We entered into an agreement with Nike in September 1999 that will give us access to Nike's generally available product lines and product information, as well as advance availability of mutually agreed upon, newly released Nike products. However, this agreement has a term of only two years and is subject to earlier termination if we breach the agreement. Moreover, Nike is not legally obligated to sell us any quantity of product or deliver on any particular schedule. Also, our purchases from Nike's online affiliate are subject to similar limitations. If our relationship with Nike deteriorates, our business and reputation could be seriously harmed. It is unclear what effect the proposed merger with Global Sports, Inc. may have on our relationship with Nike. In addition, we believe our relationship with Nike has caused other existing suppliers or could cause future suppliers to modify their existing relationships with us or prevent new relationships from being formed. We believe that some of Nike's competitors have been and may in the future be reluctant to enter into an agreement with us or to provide products for sale on our online store because of our agreement with Nike. For example, we believe that some competitors may not want to be featured on our web site because of Nike's involvement with us. Also, we believe that Nike's competitors may fear that Nike may use its relationship with us to attempt to gain access to competitive information concerning those competitors. In addition, we believe our relationship with Global Sports, Inc. prior to the consummation of the proposed merger may cause other existing suppliers or could cause future suppliers to modify their existing relationships with us or prevent new relationships from being formed.

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

     Currently, we rely primarily on third-party distributors and product manufacturers to fulfill our customers' orders. These fulfillment partners are responsible for packaging products and arranging for them to be shipped to our customers. We may be unable to ensure that our fulfillment partners fill our customers' orders accurately and that orders are shipped promptly and in appropriate packaging. In addition, we have no written contracts with some of these fulfillment partners, and our contracts with the others are generally terminable upon short notice. We are working on transitioning our inventory management and distribution logistics to Global Sports, Inc. under an interim operating agreement. If this transition is not successful, disruptions in our distribution services may result. If any of our existing fulfillment arrangements were to be terminated, our business could be disrupted and we could incur significant costs in attempting to make alternative arrangements. Our distribution network is also heavily dependent upon third-party carriers, primarily United Parcel Service, for product shipments. UPS accounted for approximately 75% of our customer shipments by units for the three months ended September 30, 2000. We are therefore subject to the risk that labor shortages, strikes, inclement weather or other factors may limit the ability of UPS and other carriers to meet our shipping needs. Our shippers' failure to deliver products to our customers in a timely manner would damage our brand and adversely affect our operating results. If UPS or our other existing shippers are unable or unwilling to deliver our products to our customers, we would need to arrange for alternative carriers. We may be unable to engage an alternative carrier on a timely basis or upon terms favorable to us. Changing carriers would likely disrupt our business.

If we fail to expand our fulfillment operations successfully, sales could fall below expectations and we could incur unexpected costs.

  We must be able to fill customer orders quickly and efficiently. If we do not expand our fulfillment operations and systems to accommodate increases in demand, particularly during the peak holiday selling season, we will not be able to increase our net sales in accordance with the expectations of securities analysts and investors. We are working on transitioning our inventory management and distribution logistics to Global Sports, Inc. under an interim operating agreement during this period. We cannot guarantee that this transition will not affect our ability to accommodate increases in demand during the peak holiday season. We may add to the capacity of our distribution network by entering into agreements with additional fulfillment partners. We cannot guarantee that we will be able to enter into any such agreements on terms acceptable to us or at all. It may be difficult for us to assimilate new partners into our distribution system. We may be unable to secure these additional partners or integrate their systems and technologies into ours. If we fail to do so, we may lose sales and our reputation for prompt delivery and customer service would suffer. Even if we are successful in expanding our distribution network, our planned expansion may cause disruptions in our business and our fulfillment operations may be inadequate to accommodate increases in customer demand.

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

  Although we currently rely primarily on our distributors and brand name suppliers to carry the inventory available for purchase on our site, we have increased the amount of inventory we carry and the percentage of sales made from our own inventory has increased. In October 2000, we sold a portion of our inventory to Global Sports, Inc. However, if the proposed merger with Global Sports, Inc. is not consummated, we may continue to increase our inventory levels, and the percentage of sales made from our own inventory may continue to rise. As a result, it will be critical to our success that we accurately predict the rapidly changing trends in consumer preferences for sporting goods, and do not overstock unpopular products. Predicting these trends is difficult. If demand for one or more of our products falls short of our expectations, we may be required to take significant inventory markdowns, which could reduce our net sales and gross margins. In addition, to the extent that demand for our products increases over time, we may be forced to increase inventory levels. Any increase would subject us to additional inventory risks.

We rely substantially on our relationships with online services, search engines and directories to drive traffic to our web site. If these relationships do not continue, it will be difficult for us to increase market share and achieve profitability.

  We have relationships with online services, search engines and directories to provide content and advertising banners that link to our web site. We rely on these relationships as significant sources of traffic to our web site and, therefore, new customers. However, these relationships are generally terminable on short notice, and they may not be available to us in the future on acceptable terms. If we are unable to maintain satisfactory relationships with high-traffic web sites on acceptable terms, our ability to attract new customers and enhance our brand could be harmed. Further, many of the web sites with which we have existing or potential online advertising arrangements may also provide advertising services for other marketers of sporting goods. As a result, these sites may be reluctant to enter into or maintain relationships with us. Our online advertising efforts may require costly, long-term commitments. We may not achieve sufficient online traffic or product purchases to realize sufficient sales to compensate for our significant obligations to these sites. Failure to achieve sufficient traffic or generate sufficient revenue from purchases originating from third-party web sites would likely reduce our profit margins and may result in termination of these types of relationships. We are currently reevaluating our on-line marketing agreements and seeking to renegotiate or terminate poorly performing deals. If we are unable to implement cost effective customer acquisition programs, it may be difficult or impossible to increase revenues to a level that will allow us to achieve profitability.

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

  In addition, we maintain our servers at the site of a third party, Exodus Communications, Inc., in Santa Clara, California. We cannot control the maintenance and operation of this site, which is also susceptible to similar disasters and problems. We have no formal disaster recovery plan, and our insurance policies may not adequately compensate us for any losses that we may incur. Any system failure that causes an interruption in our service or a decrease in responsiveness could harm our relationships with our customers and result in reduced revenues.

Establishing the Fogdog brand quickly and cost-effectively is central to our success. If we do not establish the Fogdog brand quickly, we may not capture sufficient market share or increase revenues enough to achieve profitability.

  We believe that we must, to the extent our new marketing strategy permits, establish, maintain and enhance the Fogdog brand to attract more customers to our web site and to generate revenues from product sales. Brand recognition and customer loyalty will become increasingly important as more companies with well-established brands in online services or the sporting goods industry offer competing services on the Internet. For example, existing sporting goods retailers with established brand names may establish a competing online presence and existing online providers with better name recognition than Fogdog may begin selling sporting goods. Establishing the Fogdog brand as a widely recognized and trusted source of sporting goods will depend largely on our success in providing a high-quality online experience supported by a high level of customer service, which cannot be assured. We have reduced the amount of spending on programs designed to create and maintain strong brand loyalty among customers. The Fogdog brand may not be able to grow with reduced marketing spending.

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

  We have adopted a strategy of controlling operating expenses while increasing revenues at a more moderate pace, and we intend to limit hiring to selected key positions. Competition for these individuals is, however, intense, and we may not be able to attract, assimilate or retain highly qualified personnel in the future. In the event that the proposed merger with Global Sports, Inc. is not consummated and we adopt a strategy to grow our business, we may again increase our staff and our failure to attract and retain the highly trained personnel that are integral to our business may limit our growth rate, which would harm our business.

We are dependent upon our chief executive officer for our future success.

  Our future success depends to a significant degree on the skills, experience and efforts of Timothy Harrington, our President and Chief Executive Officer. The loss of the services of Mr. Harrington could harm our business and operations. In addition, we have not obtained key person life insurance on Mr. Harrington. If Mr. Harrington left or was seriously injured and unable to work and we were unable to find a qualified replacement, our business could be harmed.

We have experienced significant growth in our business in the past and any inability to manage this growth and any future growth could harm our business.

  Our historical growth has placed, and further growth, if any, is likely to continue to place, a significant strain on our management, administrative resources, software and systems. Any failure to manage growth effectively could seriously harm our business. We have grown from 55 employees on March 31, 1999 to 146 employees on September 30, 2000. To be successful, we will need to continue to implement management information systems and improve our operating, administrative, financial and accounting systems and controls. We will also need to train new employees and maintain close coordination among our executive, accounting, finance, marketing, sales, and operations organizations. These processes are time consuming and expensive, will increase management responsibilities and will divert management attention.

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

  Third parties have in the past and may in the future assert that our business or technologies infringe their intellectual property rights. From time to time, we have received notices from third parties questioning our right to present specific images or mention athletes' names on our Web site, or stating that we have infringed their trademarks or copyrights. In addition, in June 1999 we received a letter from a third party stating his belief that our Internet marketing activities infringe a patent for a home shopping device and inviting us to license this technology. Also, in October 1999 we received a letter from a third party alleging that our use of the trademark "Fogdog" and the domain name for our web site fogdog.com infringed a registered trademark licensed by this third party, and further alleging unfair competition under state and federal trademark law. In January 2000, we received a letter from a third party stating his belief that our Web site induces infringement by others of a patent for a remote query communication system, and inviting us to license this technology. In August, 2000, we were named as a defendant in a lawsuit claiming the misappropriation and sale of confidential and trade secret football playbooks by one of our "affiliate" web sites. In October, 2000, we were named as a defendant in a lawsuit alleging violation of the Lanham
Act, common law trademark and service mark infringement, unfair competition, fraudulent representation and unjust enrichment in connection with search engine keywords and metatags. We may in the future receive additional claims that we are engaging in unfair competition or other illegal trade practices. These claims may increase in the future. We may be unsuccessful in defending against any such claim, which could result in substantial damages, fines or other penalties. The resolution of a claim could also require us to change how we do business, redesign our web site and other systems, or enter into burdensome royalty or licensing agreements. In particular, we may have to enter into a license to use our domain name, or we could even be forced to change our name, either of which would severely harm our business. These license or royalty agreements, if required, may not be available on acceptable terms, if at all, in the event of a successful claim of infringement. Our insurance coverage may not be adequate to cover every claim that could be asserted against us. Even unsuccessful claims could result in significant legal fees and other expenses, diversion of management's time and disruptions in our business. Any such claim could also harm our reputation and brand.

We have curtailed our efforts to expand business internationally due to market conditions.

  We believe that the current globalization of the economy requires businesses to consider pursuing international expansion. We have curtailed our efforts to expand business internationally due to market conditions, although we may in the future re-evaluate our international expansion plans and may consider international expansion at such time. Revenue from merchandise shipped outside the United States was approximately 3% of total merchandise revenue for the three months ended September 30, 2000. International sales are subject to inherent risks and challenges that could affect our profitability, including:

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

  Although the merger agreement with Global Sports, Inc. limits our ability to acquire other entities without Global's consent, in the future (or if the proposed merger is not consummated) we may make acquisitions or investments in other companies or technologies. We may not realize the anticipated benefits of any acquisition or investment.

If we make any such acquisitions, we will be required to assimilate the operations, products and personnel of the acquired businesses and train, retain and motivate key personnel from the acquired businesses. We may be unable to maintain uniform standards, controls, procedures and policies if we fail in these efforts. Similarly, acquisitions may cause disruptions in our operations and divert management's attention from day-to-day operations, which could impair our relationships with our current employees, customers and strategic partners. Integration may require significant cash expenditures. In addition, our profitability may suffer because of acquisition-related costs or amortization costs for acquired goodwill and other intangible assets.

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

  As of October 23, 2000, our executive officers and directors, their affiliates and other substantial stockholders together controlled approximately 55% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to control all matters requiring our stockholders' approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may delay, prevent or deter a change in control, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the company or its assets and might adversely affect the market price of our common stock.

Provisions of our certificate of incorporation and bylaws may make changes of control difficult, even if they would be beneficial to stockholders.

  The board of directors has the authority to issue up to 5,000,000 shares of preferred stock. Also, without any further vote or action on the part of the stockholders, the board of directors has the authority to determine the price, rights, preferences, privileges and restrictions of the preferred stock. If we issue preferred stock, it might have preference over and harm the rights of the holders of common stock. Although the availability of this preferred stock will provide us with flexibility in connection with possible acquisitions and other corporate purposes, the issuance of preferred stock may make it more difficult for a third-party to acquire a majority of our outstanding voting stock. We currently have no plans to issue preferred stock and the merger agreement with Global Sports, Inc. substantially limits our ability to issue equity securities without the prior consent of Global.

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

  If the security measures used at any distribution facility we use or operate do not significantly reduce or prevent inventory theft, our gross margin may significantly decrease. During the three months ended September 30, 2000 and for the year ended December 31, 1999, we experienced an immaterial amount of inventory theft. However, this theft may increase as we expand our fulfillment operations and distribution network. We are undertaking the movement of our inventory from Pennsylvania to Global Sports' distribution center in Kentucky. Any losses resulting from such movement may not be covered by insurance. If measures we take to address inventory theft do not reduce or prevent inventory theft, our gross margin and results of operations could be significantly below expectations in future periods.

                Risks Specific to the Internet and Our Industry

Sporting goods consumers may not accept our online business model. This may result in slower revenue growth, loss of revenue and increased operating losses.

   Our future depends upon the widespread adoption of the web as a primary medium for commerce. Sporting goods consumers may not accept our online business model. To be successful, we must attract and retain a significant number of consumers to our web site at a reasonable cost. Conversion of customers from traditional shopping methods to electronic shopping may not occur as rapidly as we expect, or at all. The failure of this market to develop, or a delay in the development of this market would have a material adverse effect on our business, financial condition and operating results. Any significant shortfall in the number of transactions occurring over our web site will negatively affect our financial results by increasing or prolonging operating losses. Conversion of customers from traditional shopping methods to electronic shopping may not occur as rapidly as we expect, or at all. Therefore, we may not achieve the critical mass of customer traffic we believe is necessary to become successful. Specific factors that could prevent widespread customer acceptance of our online business model, and our ability to grow our revenue, include:

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


                        PART II.     OTHER INFORMATION

Item 1.    Legal Proceedings

     1. Fogdog, Inc. is a co-defendant in an action brought by Zampese et al. in the District Court of Harris County, Texas, in which plaintiffs allege that defendants misappropriated and offered for sale without consent certain football playbooks on the Sportsplaybooks.com Website. Plaintiffs contend these playbooks are trade secrets, confidential and proprietary. Fogdog, Inc. is alleged to have participated, aided and abetted in the alleged misconduct by virtue of Sportsplaybooks.com's "affiliate" agreement with Fogdog, Inc. Plaintiffs seek damages and injunctive relief.

     2. Fogdog, Inc. is a defendant in an action brought by Michael DiPirro in the Superior Court of Alameda, California, in which plaintiff alleges that Fogdog, Inc. violated California Health and Safety Code Section 25249 (Proposition 65) and Business and Professions Code Section 17200 by offering for sale on its Website certain products containing lead or lead compounds. Plaintiff seeks civil penalties, restitution and injunctive relief.

     3. Fogdog, Inc. is a defendant in an action brought by Eastbay, Inc. and Venator Group Retail, Inc. in the U.S. District Court of the Western District of Wisconsin, in which plaintiffs allege violation of the Lanham Act, common law trademark and service mark infringement, unfair competition, fraudulent representation and unjust enrichment in connection with search engine keywords and metatags. Plaintiffs seek declaratory relief, injunctive relief, damages and corrective advertisements.


Item 2.      Changes in Securities and Use of Proceeds

None

Item 3.      Defaults Upon Senior Securities

None

Item 4.      Submission of Matters to a Vote of Security Holders

None

Item 5.      Other Information

None.

Item 6.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Exhibits
(a)

Exhibit Number  Description
--------------  -----------
2.1**           Agreement and Plan of Reorganization, dated August 13, 1999, by and among the registrant, Fogdog Acquisition Corp., Sports
                Universe, Inc. and certain principal stockholders of Sports
                Universe, Inc.
3.1**           Amended and Restated Certificate of Incorporation.
3.2**           Amended and Restated Bylaws.
4.1**           Form of registrant's Specimen Common Stock Certificate.
4.2**           Third Amended and Restated Registration Rights Agreement, dated
                March 3, 1999, April 16, 1999, and September 23, 1999, by and
                among the registrant and the parties who are signatories
                thereto.
4.3**           Warrant to Purchase Series A Preferred Stock, dated December 24,
                1997, by and between the registrant and Imperial Bank.
4.4**           Warrant to Purchase Series C Preferred Stock, dated September
                23, 1999, by and between the registrant and Nike USA, Inc.
10.1**          Registrant's 1999 Stock Incentive Plan.
10.2**          Registrant's 1999 Employee Stock Purchase Plan.
10.3**          Form of registrant's Directors' and Officers' Indemnification
                Agreement.
10.4+**         Agreement, dated June 30, 1999, by and between the registrant and America Online Inc.
10.5**          Amended and Restated Loan Agreement, dated September 16, 1998, by and between the registrant and Imperial Bank.
10.6**          Sublease, dated July 14, 1999, by and between the registrant and
                Ampex Corporation.
10.7**          Letter Agreement, dated December 9, 1997, by and between the registrant and Robin Smith.
10.8**          Amended and Restated Employment Agreement, effective September
                17, 1999, by and between the registrant and Timothy Harrington.
10.9**          Employment Agreement, dated June 12, 1998, by and between the registrant and Robert Chea.
10.10**         Amended and Restated Employment Agreement, dated April 5, 1999, by and between the registrant and Brett Allsop.
10.11**         Letter Agreement, dated August 23, 1999, by and between the registrant and Timothy Joyce.
10.12+**        Order Fulfillment Services Agreement, dated September 17, 1999, by and between the registrant and Keystone Fulfillment, Inc.
10.13+**        Letter Agreement dated September 17, 1999, by and between the registrant and Nike USA, Inc.
10.14**         Letter Agreement, dated November 1, 1999, by and between, the registrant and Mark Garrett.
21.1**          Subsidiaries of the Registrant.
27.1**          Financial Data Schedule for Sports Universe, Inc. (In EDGAR
                format only)
27.2            Financial Data Schedule for Fogdog, Inc. (In EDGAR format only)

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

              Fogdog, Inc.
              (Registrant)

              By:   /s/ Bryan LeBlanc
              --------------------------------
                    Bryan LeBlanc
                    Vice President, Chief Financial Officer

November 14, 2000

EXHIBIT INDEX



Exhibit
Number                          Description of Document
-------                         -----------------------

2.1** Agreement and Plan of Reorganization, dated August 13, 1999, by and among the registrant, Fogdog Acquisition Corp., Sports Universe, Inc. and certain principal stockholders of Sports Universe, Inc.
3.1**      Amended and Restated Certificate of Incorporation.
3.2**      Amended and Restated Bylaws.
4.1**      Form of registrant's Specimen Common Stock Certificate.
4.2** Third Amended and Restated Registration Rights Agreement, dated March 3, 1999, April 16, 1999, and September 23, 1999, by and among the registrant and the parties who are signatories thereto.
4.3** Warrant to Purchase Series A Preferred Stock, dated December 24, 1997, by and between the registrant and Imperial Bank.
4.4** Warrant to Purchase Series C Preferred Stock, dated September 23, 1999, by and between the registrant and Nike USA, Inc.
10.1**     Registrant's 1999 Stock Incentive Plan.
10.2**     Registrant's 1999 Employee Stock Purchase Plan.
10.3**     Form of registrant's Directors' and Officers' Indemnification
           Agreement.
10.4+** Agreement, dated June 30, 1999, by and between the registrant and America Online Inc.
10.5** Amended and Restated Loan Agreement, dated September 16, 1998, by and between the registrant and Imperial Bank.
10.6** Sublease, dated July 14, 1999, by and between the registrant and Ampex Corporation.
10.7** Letter Agreement, dated December 9, 1997, by and between the registrant and Robin Smith.
10.8** Amended and Restated Employment Agreement, effective September 17, 1999, by and between the registrant and Timothy Harrington.
10.9** Employment Agreement, dated June 12, 1998, by and between the registrant and Robert Chea.
10.10** Amended and Restated Employment Agreement, dated April 5, 1999, by and between the registrant and Brett Allsop.
10.11** Letter Agreement, dated August 23, 1999, by and between the registrant and Timothy Joyce.
10.12+** Order Fulfillment Services Agreement, dated September 17, 1999, by and between the registrant and Keystone Fulfillment, Inc.
10.13+** Letter Agreement dated September 17, 1999, by and between the registrant and Nike USA, Inc.
10.14** Letter Agreement, dated November 1, 1999, by and between, the registrant and Mark Garrett.
21.1**     Subsidiaries of the Registrant.
27.1** Financial Data Schedule for Sports Universe, Inc. (In EDGAR format only)
27.2       Financial Data Schedule for Fogdog, Inc. (In EDGAR format only)

--------
**  Previously filed
+   Confidential Treatment Requested